Form 10-Q
period 1997-12-31
AGRITOPE INC
filed 1998-02-17
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 1997

                                    OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                    For the transition period from _ _ _ _ _ to _ _ _ _ _

                    Commission File Number: 000-23531
                                            ---------


                                  AGRITOPE, INC.
             (Exact name of Registrant as specified in its charter)



        DELAWARE                                         93-0820945
(State of incorporation)                      (IRS EmployerIdentification No.)

     8505 SW Creekside Place
        Beaverton, Oregon                                97008-7108
(Address of principal executive offices)                 (Zip code)

                               (503) 670-7702
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Number of shares of Common Stock, $.01 par value, outstanding as of December 31, 1997: 4,034,480

                                 AGRITOPE, INC.


                          PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1.  Financial Statements                                          --------

     Condensed Consolidated Balance Sheets
         at December 31, 1997 and September 30, 1997.................     2

     Condensed Consolidated Statements of Operations
         for the three months ended December 31, 1997 and 1996.......     3

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended December 31, 1997................     4

     Condensed Consolidated Statements of Cash Flows
         for  the three months ended December 31, 1997 and 1996......     5

     Notes to Condensed Consolidated Financial Statements............     6


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ......................................     9


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................    11


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  12/31/97                9/30/97
                                                                                  (Unaudited)
Assets
------
Current assets
Cash and cash equivalents (Note 2) ....................................         $   8,953,813        $        4,384
Marketable securities (Note 2) ........................................                     -                     -
Trade accounts receivable, net ........................................               452,593               617,359
Other receivables .....................................................                     -                 5,554
Inventories (Note 2) ..................................................             3,183,526             2,081,295
Prepaid expenses ......................................................                33,368               276,224
                                                                                 ------------          ------------
                                                                                   12,623,300             2,984,816

Property and equipment, net ...........................................             2,831,133             2,749,788
Patents and proprietary technology, net ...............................             1,341,113             1,276,692
Investment in affiliated companies (Note 3)............................               244,088               246,962
Other assets and deposits .............................................                40,599                26,797
                                                                                 ------------          ------------
                                                                                $  17,080,233        $    7,285,055

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
Accounts payable (Note 5)..............................................         $   1,241,993        $      100,945
Current portion of long-term debt......................................                 4,255                 4,255
Current portion of long-term lease liability...........................               347,000               341,304
Salaries, benefits and other accrued liabilities ......................             1,072,746               879,504
                                                                                 ------------          ------------
                                                                                    2,665,994             1,326,008

Long-term debt, less current portion...................................                13,509                14,569
Long-term lease liability, less current portion........................               347,104               450,805
Minority interest in consolidated subsidiaries (Note 5)................               603,853               730,947
Commitments and contingencies .........................................                     -                     -

Stockholders' equity (Note 5)
Preferred Stock, $.01 par value- 10,000,000 shares authorized
 no shares outstanding (Note 5)........................................                     -                     -
Common Stock, $.01 par value- 30,000,000 shares authorized
 4,034,480 and 2,690,776 shares outstanding, respectively..............                40,345                26,908
Additional paid-in capital ............................................            55,810,909            45,910,932
Accumulated deficit....................................................           (42,401,481)          (41,175,114)
                                                                                  -----------           ------------
                                                                                   13,449,773             4,762,726

                                                                                $  17,080,233        $    7,285,055




AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                            Three Months Ended

                                                                                        12/31/97        12/31/96

Revenues
Product sales ..................................................................     $      2,277     $           -
Grants and contracts ...........................................................           14,014            25,796
                                                                                     ------------     -------------
                                                                                           16,291            25,796
Costs and expenses
Product costs ..................................................................            8,302                 -
Research and development expenses ..............................................          524,942           420,809
Selling, general and administrative expenses....................................          840,366           752,194
                                                                                     ------------     -------------
                                                                                        1,373,610         1,173,003

Loss from operations ...........................................................       (1,357,319)       (1,147,207)

Other income (expense), net
Interest income ................................................................              541                 -
Interest expense................................................................             (280)          (19,684)
Valuation loss (Note 3) ........................................................                -        (1,900,000)
Cost of debt conversion (Note 4) ...............................................                -        (1,216,654)
Other, net .....................................................................            3,597           (59,174)
                                                                                     ------------       ------------
                                                                                            3,858        (3,195,512)

Minority interest in subsidiary net loss .......................................          127,094           126,866
                                                                                     ------------     -------------

Net loss........................................................................      $(1,226,367)      $(4,215,853)

Net loss per share (basic and diluted)..........................................            $0.45             $1.57

Weighted number of shares outstanding ..........................................        2,719,987         2,690,776




AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)

                                                    Number of          Common          Additional      Accumulated
                                                      Shares            Stock        Paid-in Capital     Deficit


Balances at September 30, 1997 ..................    2,690,776           $26,908      $45,910,932      $(41,175,114)

Common stock issued in
 private placement (Note 5)......................    1,343,704            13,437        9,392,491                 -

Equity issuance costs ...........................            -                 -         (740,654)                -

Cash contribution from Epitope, Inc. ............            -                 -        1,248,140                 -

Net loss for the period..........................            -                 -                -        (1,226,367)
                                                  ------------     -------------     ------------     --------------

Balances at December 31, 1997 ...................    4,034,480           $40,345      $55,810,909      $(42,401,481)



AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Three Months Ended
                                                                                    12/31/97              12/31/96


Cash flows from operating activities
------------------------------------
Net loss ..............................................................           $(1,226,367)           $(4,215,853)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               207,876                86,780
Loss on sale of property ..............................................                 1,404                     -
(Increase) decrease in  receivables ...................................               170,320                73,696
Increase in inventories ...............................................            (1,102,231)             (529,453)
(Increase) decrease in prepaid expenses ...............................               242,856               (28,029)
(Increase) decrease in other assets and deposits ......................               (13,802)              124,614
Increase in accounts payable and accrued liabilities ..................               417,585               596,541
Common stock issued as compensation for services.......................                     -                 7,561
Compensation expense for stock option grants...........................                     -                10,416
Minority interest in subsidiary operating results......................              (127,094)              (58,528)
Valuation loss.........................................................                     -             1,900,000
Non-cash portion of cost of debt conversion............................                     -             1,149,054
Other, net.............................................................                     -                (1,198)
                                                                                 ------------          -------------
   Net cash used in operating activities...............................            (1,429,453)             (884,399)

Cash flows from investing activities
------------------------------------
Additions to property and equipment ...................................              (250,727)             (397,353)
Proceeds from sale of property ........................................                   100                     -
Expenditures for patents and proprietary technology ...................              (104,419)             (606,847)
Investment in affiliated companies.....................................                 2,874                     -
                                                                                 ------------          ------------
   Net cash used in investing activities...............................              (352,172)           (1,004,200)

Cash flows from financing activities
------------------------------------
Principal payments on long-term debt...................................                (1,060)                    -
Payments on long-term lease liability .................................               (98,005)                    -
Proceeds from issuance of stock (Note 5)...............................             8,665,274                     -
Cash contribution from Epitope, Inc. (Note 5)..........................             1,248,140             1,437,247
Accounts payable to Epitope, Inc. (Note 5).............................               916,705                     -
                                                                                 ------------          ------------
   Net cash provided by financing activities...........................            10,731,054             1,437,247

Net increase (decrease) in cash and cash equivalents ..................             8,949,429              (451,352)
Cash and cash equivalents at beginning of period ......................                 4,384               476,512
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................          $  8,953,813        $       25,160


AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)


Note 1     The Company
----------------------

Agritope, Inc. (the "Company" or "Agritope") utilizes biotechnology to develop and market superior new plants and related products. Through its 61 percent owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagation, growing, and distribution of grapevine plants. Until December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope").

The condensed financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. Results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results of operations expected for the full fiscal year.


Note 2     Summary of Significant Accounting Policies
-----------------------------------------------------

Basis of Presentation. The accompanying consolidated financial statements of Agritope include the assets, liabilities, revenues and expenses of Agritope and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The basis of presentation of these financial statements differs from the previously issued Agritope Group financial statements contained in Epitope's Form 10-K for the fiscal year 1996 and most recent Form 10-Q filings. In the previously issued financial statements, cash and cash equivalents and the related interest income were allocated to Agritope in connection with a contemplated targeted stock transaction. The targeted stock proposal was subsequently withdrawn by the Epitope board of directors. With respect to the spin-off, these items will not be transferred to Agritope and therefore have not been allocated to Agritope in these financial statements.

Inventories. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                  12/31/97              9/30/97
                                                (Unaudited)

Work-in-process..............................    $1,271,429           $1,387,706
Finished goods...............................     1,912,097              693,589
                                                  ---------           ----------
                                                 $3,183,526           $2,081,295

 Net Loss Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). This new standard is effective for interim and annual periods ending after December 15, 1997. SFAS 128 requires the reporting of "basic" and "diluted" earnings per share ("EPS") instead of "primary" and "fully diluted" EPS as required under current accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Basic EPS under SFAS 128 does not differ from the Company's previously reported EPS.

AGRITOPE, INC AND SUBSIDIARIES

 (Unaudited)


Note 3   Investment in Affiliated Companies
-------------------------------------------

Agritope's investment in affiliated companies includes its 9 percent interest in UAF, Limited Partnership, a fresh flower distribution operation in Tampa, Florida, and its 19.5 percent interest in Petals USA, Inc. (Petals), an affiliate of a Canadian fresh flower wholesaler. During the first quarter of fiscal 1997, Agritope determined that the value of its investment in these affiliated companies had more than temporarily declined and, accordingly, recorded a non-cash charge to results of operations of $1.9 million reflecting the permanent impairment in the value of its investment in these companies. An additional charge of $358,000 was recorded in the fourth quarter of fiscal 1997 based on information received in October 1997 that the majority owner of Petals intended to either sell the business or cease operations and liquidate assets. In November 1997 Petals ceased operations and liquidated assets. All proceeds from the liquidation were applied to outstanding debts of Petals.


Note 4   Convertible Notes
--------------------------

In November 1996, Epitope exchanged $3.4 million principal amount of Agritope convertible notes for 250,367 shares of common stock of Epitope at a reduced exchange price of $13.50 per share. The exchange price had previously been fixed at $19.53 per share. Accordingly, Agritope recognized a non-cash charge to results of operations of $1.2 million in the quarter ended December 31, 1996 representing the conversion expense. Concurrent with the note conversion, Epitope made a $4.5 million capital contribution to Agritope. On June 30, 1997, Agritope paid in full the remaining $240,000 principal amount outstanding.


Note 5   Stockholder's Equity
-----------------------------

Agritope Spin-off. In July 1997, Epitope's board of directors approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. On November 25, 1997, the Agritope Board of Directors declared a stock dividend of 690,776 shares of Agritope common stock to Epitope, its sole shareholder. On December 30, 1997, Epitope distributed 2,690,776 shares of Agritope common stock, representing 100% of the shares then outstanding, to Epitope shareholders on the basis of 1 Agritope share for every 5 shares of Epitope common stock held as of December 26, 1997. Net loss per share has been restated to reflect the stock dividend as if it had occurred on October 1, 1996. On December 31, 1997, Agritope sold
1,343,704 shares of Agritope common stock in a private placement to certain investors for an aggregate price of $9.4 million ($7 per share).

Effective December 1, 1997, in anticipation of the spin-off, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Epitope contributed cash of $1.2 million to fund operations prior to December 1 and advanced $917,000 to fund December cash requirements. The advance was repaid in January 1998. The Company will not receive further funding from Epitope.

Delaware Reincorporation; Recapitalization. In November 1997, in connection with the spin-off of Agritope by Epitope, Agritope agreed to merge with Agritope, Inc., a newly formed Delaware corporation. The purpose of the merger was to change the Company's domicile from Oregon to Delaware and increase the Company's authorized capital stock to 30 million shares of common stock, par value $.01 per share, and 10 million shares of preferred stock.

AGRITOPE, INC AND SUBSIDIARIES

 (Unaudited)


Minority Interest in Subsidiary. In January 1997, a minority shareholder in Vinifera contributed $100,000 to Vinifera in satisfaction of a stock subscription agreement. In June 1997, Agritope sold 770,000 shares of common stock of Vinifera to outside parties for $1.5 million in cash. In accordance with the terms of the related stock purchase agreements, Agritope contributed the proceeds of these stock sales to Vinifera's capital. These sales of previously issued shares of Vinifera common stock reduced the percentage ownership by Agritope in Vinifera voting stock from 76 percent to 61 percent.


Note 6  Subsequent Event
------------------------

Series A Preferred Stock. On January 8, 1998, the Company sold 214,285 shares of Series A Preferred Stock (Series A. Stock) to a strategic partner, Vilmorin & Cie, for an aggregate price of $1.5 million ($7 per share). Series A Stock has preemptive rights and the right to elect a director, but otherwise has rights substantially equivalent to Agritope common stock and is convertible into Agritope common stock on a share-for-share basis, subject to adjustment upon the occurrence of certain events.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and with the Financial Statements and Notes thereto included in this Form 10-Q. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors with respect to the Company include loss or impairment of sources of capital; dependence on strategic partners; uncertainties relating to patents and proprietary information; dependence on key personnel; technological change and competition; uncertainties as to acceptance of genetically engineered products; and changes in laws or regulations. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Agritope, Inc. (the "Company" or "Agritope") consists of two units: Agritope Research and Development and Vinifera, Inc. ("Vinifera"). Agritope Research and Development uses biotechnology in the development of new fruit and vegetable plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of its technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business.

In July 1997, the board of directors of Epitope, Inc. ("Epitope"), the Company's former parent, approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. On December 30, 1997, Epitope distributed 2,690,776 shares of Agritope common stock , representing 100% of the shares then outstanding, to Epitope shareholders on the basis of one Agritope share for every five shares of Epitope common stock held as of December 26, 1997. On December 31, 1997 Agritope sold 1,343,704 shares of Agritope common stock in a private placement to certain investors for an aggregate price of $9.4 million. On January 8, 1998, subsequent to the end of the quarter, the Company sold 214,285 shares of Series A Preferred Stock to a strategic partner, Vilmorin & Cie, for an aggregate of $1.5 million.

Agritope and Epitope entered into certain agreements governing the ongoing relationship between the companies after the spin-off, including a Separation Agreement, a Tax Allocation Agreement, a Transition Services and Facilities Agreement and an Employee Benefits Agreement. Pursuant to the Employee Benefits Agreement, Agritope has established replacement plans that effectively continue to provide benefits available under current Epitope benefit plans. As a consequence of the spin-off Epitope does not have any ownership interest in Agritope and no longer provides funding for Agritope's activities.


Results of Operations
---------------------

Revenues. Total revenues decreased to $16,000 in the three months ended December 31, 1997 from $26,000 for the three months ended December 31, 1996, principally due to reduced revenues from grants and contracts. Vinifera made product sales totaling $2,000 for the three months ended December 31, 1997. Such sales are highly seasonal and generally occur in the spring and summer planting seasons. Vinifera commenced commercial stage operations in 1996 and continued its marketing efforts and expansion of its production capacity and customer base during 1997. As of December 31, 1997, Vinifera had firm orders totaling $2.4 million for delivery in the spring and summer of 1998 as compared to firm orders of $821,000 as of December 31, 1996.

In the remaining months of fiscal 1998, the Company expects to complete work under a research grant totaling $55,000. In October 1997, the Company commenced work under a three-year grant totaling $1.0 million from the U.S. Department of Commerce, of which approximately one-third of the work will be completed in the remainder of fiscal 1998. In addition, one of the Company's strategic partners, Vilmorin & Cie, has committed to fund at least $1 million of research projects over the next three years.

Research and development expenses. Research and development expenses increased by $104,000 or 25 percent in the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The higher research and development costs in the current quarter reflect increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology and stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $88,000 or 12 percent in the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The increase is primarily attributable to fees and expenses incurred in connection with preparation for the Company's commencement of operations as an independent public company.

Other income (expense), net. Other income (expense), net was affected by two significant non-recurring charges totaling $3.1 million in the first quarter of fiscal 1997. Agritope recorded a non-cash charge to results of operations of $1.9 million, reflecting the permanent impairment in the value of its investment in affiliated companies (UAF and Petals). Additionally, conversion of $3.4 million principal amount of Agritope convertible notes into Epitope common stock at a reduced price resulted in a non-cash charge to results of operations of $1.2 million.

Net loss. Principally as a result of the $3.1 million of non-recurring charges in the quarter ended December 31, 1996, Agritope's net loss decreased to $1.2 million or $.45 per share from a net loss of $4.2 million or $1.57 per share in the quarter ended December 31, 1996. Excluding non-recurring charges, the Company's operating loss in the more recent period increased $127,000 as a result of increased research and development and selling, general and administrative costs referred to above.


Liquidity and Capital Resources

                                                     12/31/97           9/30/97
Cash and cash equivalents.....................     $8,953,813            $4,384
Working capital ..............................      9,957,306         1,658,808

At December 31, 1997, Agritope had working capital of $9.96 million, as compared to working capital of $1.66 million at September 30, 1997. The increase in working capital was principally attributable to sale of 1,343,704 shares of common stock to certain foreign investors at a price of $7 per share for an aggregate sales price of $9.4 million. Working capital also increased due to a $1.1 million increase in Vinifera's inventory of growing grapevine plants. The plants can be maintained in greenhouses or stored outside for several years during which time they continue to grow. Inventory on hand at December 31, 1997 represents grapevine plants expected to be sold in the spring and summer of 1998.

Expenditures for property and equipment were $ 251,000 during the three months ended December 31, 1997, largely as a result of $206,000 in expenditures for the Company's new research and administrative facilities to which the Company plans to move early in the third quarter of fiscal 1998. During the first quarter of 1997, Agritope made a one-time cash payment of $590,000 to an officer of Agritope, who is the co-inventor of Agritope's ethylene control technology, in exchange for all rights to future payments. Agritope has also acquired certain rights to certain proprietary genes for which it made payments of $75,000 in the quarter ended December 31, 1997. Such amounts are included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with the divestiture of its fresh flower packaging and distribution business, was reduced by a non-cash charge of $1.9 million in the first quarter of 1997 reflecting the permanent impairment in the value of these investments.

Historically, Agritope's requirements for operations, working capital and business expansion have been funded by receipts of cash from Epitope, supplemented by $5.4 million principal amount of convertible notes, $1.6 million of investments in Vinifera by minority shareholders, and $1.0 million in funding from strategic partners and other research grants. On December 1, 1997, in anticipation of its spin-off from Epitope, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Agritope received a capital contribution of $1.2 million from Epitope to fund cash requirements during the months of October and November and advanced $917,000 for December cash requirements. The advance was repaid in January 1998.

On December 30, 1997, Epitope distributed 100% of Agritope's outstanding common stock to shareholders of Epitope. On December 31, 1997, Agritope sold 1.3 million shares of common stock in a private placement transaction at a price of $7 per share for aggregate proceeds of $9.4 million. In January 1998. Agritope sold 214,285 shares of Series A Preferred Stock at a price of $7 per share for aggregate proceeds of $1.5 million and repaid to Epitope $976,000 of advances for cash requirements after December 1, 1997. See Notes 5 and 6 to Condensed Consolidated Financial Statements.

Agritope expects to continue to require funds to support its operations and research activities. It intends to utilize cash reserves, cash generated from sales of products, and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

Management presently anticipates that Agritope has sufficient funds on hand to finance operations as a separate business for at least two years, based on currently estimated revenues and expenses. Because this estimate is based on a number of factors, many of which are beyond its control, Agritope cannot be certain that this estimate will prove to be accurate, and to the extent that Agritope's operations do not progress as anticipated, additional capital may be required.

Agritope currently rents a portion of Epitope's office and research and development facilities. As soon as practicable, Agritope will relocate to separate leased facilities. Management estimates that the cost to relocate, including leasehold improvements, will not exceed $1.5 million.

                         PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K
         None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AGRITOPE, INC., a Delaware corporation


February  17, 1998                /s/ Adolph J. Ferro
------------------                --------------------------------------------
Date                              Adolph J. Ferro
                                  Chairman, President, Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)




February 17, 1998                 /s/ Gilbert N. Miller
----------------                 --------------------------------------------
Date                              Gilbert N. Miller
                                  Executive Vice President,
                                  Chief Financial Officer and Director
                                  (Principal Financial and Accounting Officer)

                              EXHIBIT INDEX

Exhibit                                     Description
-------                                     -----------

27.                                         Financial Data Schedule