Form 10-Q
period 1998-03-31
AGRITOPE INC
filed 1998-05-15
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      For the quarter ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _ _ _ _ _ to _ _ _ _ _

                       Commission File Number 000-23531



                                  AGRITOPE, INC

             (Exact name of Registrant as specified in its charter)



        DELAWARE                                         93-0820945
(State of incorporation)                    (I.R.S. Employer Identification No.)

16160 SW Upper Boones Ferry Road
        Portland, Oregon                                       97224-7744
(Address of principal executive offices)                       (Zip code)

                                  (503) 670-7702
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Registrant's Common Stock, $.01 par value, outstanding as of March 31, 1998: 4,037,219

                               AGRITOPE, INC.

                        PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1.  Condensed Consolidated Financial Statements


     Agritope, Inc. and Subsidiaries

     Condensed Consolidated Balance Sheets
         at September 30, 1997 and March 31, 1998.......................... 2

     Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 1998 and 1997........ 3

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended March 31, 1998........................... 4

     Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 1998 and 1997.................. 5

     Notes to Condensed Financial Statements............................... 6


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................ 9


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits and Reports on Form 8-K..................................12

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   3/31/98                 9/30/97
                                                                                  (Unaudited)

Assets
Current assets
Cash and cash equivalents (Note 2) ....................................         $   7,081,155        $        4,384
Trade accounts receivable, net ........................................               181,076               617,359
Other accounts receivable .............................................                 2,138                 5,554
Inventories (Note 2) ..................................................             4,121,376             2,081,295
Prepaid expenses ......................................................               332,788               276,224
                                                                                 ------------          ------------
                                                                                   11,718,533             2,984,816

Property and equipment, net ...........................................             3,177,400             2,749,788
Patents and proprietary technology, net ...............................             1,487,206             1,276,692
Investment in affiliated companies (Note 3)............................               235,753               246,962
Other assets and deposits .............................................                40,599                26,797
                                                                                 ------------          ------------
                                                                                $  16,659,491        $    7,285,055
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable (Note 5)..............................................         $     302,880        $      100,945
Current portion of long-term debt......................................                 4,255                 4,255
Current portion of long-term lease liability...........................               352,704               341,304
Deposits on customer orders............................................             1,071,690               389,931
Salaries, benefits and other accrued liabilities ......................               441,913               879,504
                                                                                 ------------          ------------
                                                                                    2,173,442             1,326,008


Long-term debt, less current portion...................................                12,435                14,569
Long-term lease liability, less current portion........................               305,866               450,805
Minority interest in consolidated subsidiary (Note 5)..................               476,250               730,947
Commitments and contingencies .........................................

Stockholders' equity (Note 5)
Preferred stock, $.01 par value- 10,000,000 shares authorized
 Series A 214,285 shares outstanding (Note 5)..........................                 2,143                     -
Common stock, $.01 par value- 30,000,000 shares authorized
 4,037,219 and 2,690,776 shares outstanding, respectively..............                40,372                26,908
Additional paid-in capital ............................................            57,072,599            45,910,932
Accumulated deficit....................................................           (43,423,616)          (41,175,114)
                                                                                  -----------           ------------
                                                                                   13,691,498             4,762,726

                                                                                $  16,659,491        $    7,285,055


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended                   Six Months Ended

                                                       3/31/98           3/31/97          3/31/98           3/31/97
Revenues
Product sales ................................... $    179,780     $     163,634     $    182,057     $     163,364
Grants and contracts ............................       57,801            62,526           71,815            88,322
                                                   -----------       -----------       ----------       -----------
                                                       237,581           226,160          253,872           251,686
Costs and expenses
Product costs ...................................      160,362           112,146          168,664           112,146
Research and development costs ..................      550,350           364,145        1,075,292           784,954
Selling, general and administrative expenses.....      769,668           660,956        1,610,034         1,413,150
                                                   -----------       -----------       ----------       -----------
                                                     1,480,380         1,137,247        2,853,990         2,310,250

Loss from operations ............................   (1,242,799)         (911,087)      (2,600,118)       (2,058,294)

Other income (expense), net
Interest income..................................       93,326                 -           93,867                 -
Interest expense.................................         (265)           (4,187)            (545)          (23,871)
Valuation loss (Note 3) .........................            -                 -                -        (1,900,000)
Cost of debt conversion (Note 4).................            -                 -                -        (1,216,654)
Other, net.......................................            -            (7,104)           3,597             2,060
                                                   -----------       ------------      ----------       -----------
                                                        93,061           (11,291)          96,919        (3,138,465)

Minority interest in subsidiary net loss......... $    127,603     $      49,017     $    254,697     $     107,545

Net loss......................................... $ (1,022,135)    $    (873,361)    $ (2,248,502)    $  (5,089,484)

Net loss per share (basic and diluted)........... $      (0.25)    $      (0.32)     $      (0.67)    $      (1.89)

Weighted average number of
     shares outstanding..........................    4,034,510         2,690,776        3,370,026         2,690,776


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                     Preferred         Common          Additional      Accumulated
                                                       Stock            Stock        Paid-in Capital     Deficit

Balances at September 30, 1997 ..................   $        -         $  26,908      $45,910,932      $(41,175,114)

Compensation expense for stock option grants.....            -                            103,140                 -

Common stock issued as compensation (2,739 shares)           -                27           12,641                 -

Common stock issued in
 private placement  (1,343,704 shares) (Note 5)..            -            13,437        9,392,491                 -

Preferred stock issued in
 private placement  (214,285 shares) (Note 5)....        2,143                 -        1,497,852                 -

Equity issuance costs ...........................            -                 -       (1,092,597)                -

Cash contribution from Epitope, Inc. ............            -                 -        1,248,140                 -

Net loss for the period..........................            -                 -                -        (2,248,502)
                                                  ------------     -------------     ------------     --------------
Balances at March 31, 1998 ......................       $2,143           $40,372      $57,072,599      $(43,423,616)

                                      4

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                           Six Months Ended

                                                                                       3/31/98             3/31/97

Cash flows from operating activities
Net loss ..............................................................         $  (2,248,502)       $   (5,089,214)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               422,573               226,755
(Gain) loss on sale of property........................................                 1,404                     -
(Increase) decrease in accounts receivable ............................               439,700               (86,021)
Increase in inventories ...............................................            (2,040,081)             (974,285)
Increase in prepaid expenses ..........................................               (56,564)              (29,596)
(Increase) decrease in other assets and deposits ......................               (13,801)               76,996
Increase (decrease) in deposits on customer orders.....................               681,759               274,739
Increase (decrease) in accounts payable and accrued liabilities .......               154,275                (9,096)
Common stock issued as compensation for services.......................                     -                14,564
Compensation expense for stock option grants...........................               103,140                20,832
Minority interest in subsidiary operating results......................              (254,697)             (107,545)
Valuation loss.........................................................                     -             1,900,000
Non-cash portion of cost of debt conversion............................                     -             1,149,054
Other, net.............................................................                     -                 5,136
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (2,798,126)           (2,445,639)

Cash flows from investing activities
Additions to property and equipment ...................................              (777,538)           (1,002,576)
Proceeds from sale of property ........................................                 9,683                     -
Expenditures for patents and proprietary technology ...................              (294,248)             (692,687)
                                                                                 -------------         -------------
Net cash used in investing activities..................................            (1,050,894)           (1,695,263)

Cash flows from financing activities
Issuance of long-term debt.............................................                     -                10,601
Principal payments on long-term debt...................................                (2,134)                    -
Payments on long-term lease obligation.................................              (122,331)                    -
Proceeds from issuance of stock (Note 5)...............................             9,813,326
Minority interest investment in subsidiary (Note 5)....................                     -               100,000
Cash contribution from Epitope Inc. (Note 5)...........................             1,248,140             3,616,118
                                                                                 ------------          ------------
Net cash provided by financing activities..............................            10,937,001             3,726,719

Net increase (decrease) in cash and cash equivalents ..................             7,076,771              (424,183)
Cash and cash equivalents at beginning of period ......................                 4,384               476,512
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $   7,081,155        $       52,329

AGRITOPE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)


Note 1     The Company

Agritope, Inc. (the "Company" or "Agritope") utilizes biotechnology to develop and market superior new plants and related products. Until December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope"). Through its 61 percent-owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagation, growing, and distribution of grapevine plants. Agritope's wholly owned subsidiary, Agrimax, Inc. ("Agrimax"), formerly operated a fresh cut flower business and currently holds a minority interest in a Florida-based fresh flower distribution business. See Note 3.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. Results of operations for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.


Note 2     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements of Agritope include the assets, liabilities, revenues and expenses of Agritope and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The basis of presentation of these financial statements differs from the previously issued Agritope Group financial statements contained in Epitope's Form 10-K for the fiscal year 1996 and most recent Form 10-Q filings. In the previously issued financial statements, cash and cash equivalents and the related interest income were allocated to Agritope in connection with a contemplated targeted stock transaction. The Epitope board of directors subsequently withdrew the targeted stock proposal and proposed a spin-off to stockholders. See Note 5. With respect to the spin-off, these items were not transferred to Agritope and therefore have not been allocated to Agritope in these financial statements. Certain reclassifications have been retroactively reflected in the financial statements to conform to current presentation.

Inventories. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                3/31/98              9/30/97
                                              (Unaudited)

Work-in-process.....................          $  164,789           $1,387,706
Finished goods......................           3,956,587              693,589
                                               ---------           ----------
                                              $4,121,376           $2,081,295

 Net Loss Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). This new standard is effective for interim and annual periods ending after December 15, 1997. SFAS 128 requires the reporting of "basic" and "diluted" earnings per share ("EPS") instead of "primary" and "fully diluted" EPS as required under former accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Basic EPS under SFAS 128 does not differ from the Company's previously reported EPS.

AGRITOPE, INC. AND SUBSIDIARIES

 (Unaudited)


Note 3   Investment in Affiliated Companies
`
Agritope's investment in affiliated companies includes its 9 percent interest in UAF, Limited Partnership, a fresh flower distribution operation in Tampa, Florida. During the first quarter of fiscal 1997, Agritope determined that the value of its investment in these affiliated companies had more than temporarily declined and, accordingly, recorded a non-cash charge to results of operations of $1.9 million reflecting the permanent impairment in the value of its investment in these companies. An additional charge of $358,000 was recorded in the fourth quarter of fiscal 1997 based on information received in October 1997 that the majority owner of Petals USA, Inc. ("Petals"), a fresh flower distribution company in which Agritope held a minority interest, intended to either sell the business or cease operations and liquidate assets. In November 1997 Petals ceased operations and liquidated assets. All proceeds from the liquidation were applied to outstanding debts of Petals.


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


Note 5   Stockholders' Equity

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

Series A Preferred Stock. On January 8, 1998, the Company sold 214,285 shares of Series A Preferred Stock (Series A Stock) to a strategic partner, Vilmorin & Cie, for an aggregate price of $1.5 million ($7 per share). Series A Stock has preemptive rights and the right to elect a director, but otherwise has rights substantially equivalent to Agritope common stock and is convertible into Agritope common stock on a share-for-share basis, subject to adjustment upon the occurrence of certain events.

Delaware Reincorporation; Recapitalization. In November 1997, in connection with the spin-off of Agritope by Epitope, Agritope agreed to merge with Agritope, Inc., a newly formed Delaware corporation. The purpose of

AGRITOPE,  INC. AND SUBSIDIARIES

 (Unaudited)

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

In July 1997, the board of directors of Epitope, Inc. ("Epitope"), the Company's former parent, approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. On December 30, 1997, Epitope distributed 2,690,776 shares of Agritope common stock , representing 100% of the shares then outstanding, to Epitope shareholders on the basis of one Agritope share for every five shares of Epitope common stock held as of December 26, 1997. On December 31, 1997 Agritope sold 1,343,704 shares of Agritope common stock in a private placement to certain investors for an aggregate price of $9.4 million. On January 8, 1998, the Company sold 214,285 shares of Series A Preferred Stock to a strategic partner, Vilmorin & Cie, for an aggregate of $1.5 million.

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

Results of Operations

Revenues. Total revenues for the second quarter and six months ended March 31, 1998 were $238,000 and $254,000, respectively, as compared to $226,000 and $252,000 for the corresponding periods in the prior year. Revenues are summarized below:

Three months ended March 31 (in thousands, except %)                        1998                       1997
                                                                      Dollars    Percent        Dollars    Percent
Product sales-
Grape plant sales.........................................           $   180       76%           $   164     72%

Grants and contracts......................................                58       24                 62     28
                                                                     -------     ----            -------    ---
                                                                     $   238      100%            $  226    100%

Six months ended March 31 (in thousands, except %)                          1998                       1997
                                                                      Dollars    Percent        Dollars    Percent
Product sales-
Grape plant sales.........................................           $   182       72%           $   164      65%

Grants and contracts......................................                72       28                 88      35
                                                                     -------     ----            -------    ----
                                                                     $   254      100%             $ 252    100%

Sales by the Company's grape plant propagation subsidiary (Vinifera) are highly seasonal and generally occur in the spring and summer planting seasons. Vinifera commenced commercial stage operations in 1996 and continued its marketing efforts and expansion of its production capacity and customer base during 1997. As of March 31, 1998, Vinifera had firm orders totaling $3.5 million, of which $2.7 million call for delivery before September 30, 1998. The remaining $0.8 million orders call for delivery in fiscal 1999. As of March 31, 1997, Vinifera had firm orders of $1.3 million for delivery in the spring and summer of 1998. Vinifera requires customers to make deposits upon placing orders for future delivery. Such deposits totaled $1.1 million as of March 31, 1998, as compared to $0.4 million on September 30, 1997 and $0.7 million on March 31, 1997.

In the second quarter of fiscal 1998, the Company completed work under a research grant totaling $55,000. The Company has also commenced work under a three-year grant totaling $1.0 million from the U.S. Department of Commerce, of which approximately one-third of the work is planned for completion in the remainder of fiscal 1998. In addition, one of the Company's strategic partners, Vilmorin & Cie, has committed to fund at least $1.0 million of research projects over the next three years.

Research and development expenses. Research and development expenses increased by $ 186,000 or 51% and $290,000, or 37%, respectively, for the three months and six months ended March 31, 1998 as compared to the second quarter and first six months of fiscal 1997. The higher research and development costs in thesecond quarter of fiscal 1998 reflect increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology, stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute and costs associated with the Company's move to new facilities following the spin-off.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $108,000 or 16% in the current quarter and $197,000 or 14%, in the six months ended March 31, 1998, as compared to the quarter and six months ended March 31, 1997. The increase in the more recent period is primarily attributable to fees and expenses incurred in connection with preparation for the Company's commencement of operations as an independent public company and costs of moving to new facilities.

Other income (expense), net. In the quarter ended March 31, 1998, the Company realized interest income of $93,000 from investment of proceeds from the recent private placements of equity securities. Other income (expense), net was affected by two significant non-recurring charges totaling $3.1 million in the first quarter of fiscal 1997. Agritope recorded a non-cash charge to results of operations of $1.9 million, reflecting the permanent impairment in the value of its investment in affiliated companies (UAF and Petals). Additionally, conversion of $3.4 million principal amount of Agritope convertible notes into Epitope common stock at a reduced price resulted in a non-cash charge to results of operations of $1.2 million.

Net loss. As compared to the second quarter of fiscal 1997, Agritope's net loss increased from $873,000 ($0.32 per share) to $ 1.0 million ($0.25 per share) for the quarter ended March 31, 1998 as a result of increased activity levels and costs associated with the spin-off and subsequent move to new facilities. For the six months ended March 31, 1998, the net loss decreased to $2.2 million ($0.67 per share) from $5.1 million ($1.89 per share) principally as a result of the $3.1 million of non-recurring charges in the quarter ended December 31, 1996. Excluding non-recurring charges, the Company's operating loss in the most recently completed six month period increased $276,000 as a result of the increased research and development and selling, general and administrative costs referred to above.


Liquidity and Capital Resources

                                               3/31/98               9/30/97
Cash and cash equivalents..................  $7,081,155            $    4,384
Working capital ...........................   9,545,091             1,658,808

         At March 31, 1998, Agritope had working capital of $9.55 million, as compared to working capital of $1.66 million at September 30, 1997. The increase in working capital was principally attributable to sale of 1,343,704 shares of common stock and 214,285 shares of preferred stock to certain foreign investors at a price of $7 per share for an aggregate sales price of $10.9 million. Working capital also increased due to a $2.0 million increase in Vinifera's inventory of growing grapevine plants. The plants can be maintained in greenhouses or stored outside for several years during which time they continue to grow. Inventory on hand at December 31, 1997 represents grapevine plants expected to be sold in the spring and summer of 1998 and in 1999.

Expenditures for property and equipment were $ 778,000 during the six months ended March 31, 1998, largely as a result of $670,000 in expenditures for the Company's new research and administrative facilities to which the Company moved in March 1998. During the first quarter of 1997, Agritope made a one-time cash payment of $590,000 to an officer of Agritope, who is the co-inventor of Agritope's ethylene control technology, in exchange for all rights to future payments. Agritope has also acquired certain rights to certain proprietary genes for which it makes payments of $75,000 per quarter. Such amounts are included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with the divestiture of its fresh flower packaging and distribution business, was reduced by a non-cash charge of $1.9 million in the first quarter of 1997 reflecting the permanent impairment in the value of these investments.

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

On December 30, 1997, Epitope distributed 100% of Agritope's outstanding common stock to shareholders of Epitope. On December 31, 1997, Agritope sold 1.3 million shares of common stock to foreign investors in a private placement transaction at a price of $7 per share for aggregate proceeds of $9.4 million. In January 1998. Agritope sold 214,285 shares of Series A Preferred Stock to a foreign buyer at a price of $7 per share, for aggregate proceeds of $1.5 million, and repaid Epitope's advances for cash requirements after December 1, 1997.
See Note 5 to Condensed Consolidated Financial Statements.

Agritope expects to continue to require significant funds to support its operations and research activities. It intends to utilize cash reserves, cash generated from sales of products, and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

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


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The company held its Annual Meeting of Stockholders on February 23, 1998. Voting shareholders took the following actions at the meeting:

         1. The common stockholders voted to elect the following nominees to the Company's Board of Directors to serve as Class I Directors until the 2001 Annual Meeting

                                     Votes for                 Votes Withheld
              Adolph J. Ferro        3,901,977                         42,247
              Gilbert N. Miller      3,913,770                         30,454

         2. The Series A Preferred shareholder voted to elect the following nominee to serve on the Company's Board of Directors until the 1999 Annual Meeting.

                                     Votes for                 Votes Withheld
              Pierre Lefebvre          214,285                           None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         On January 13, 1998, the Company filed a report on Form 8-K dated December 31, 1997, to report under Item 9, private sales of 1,343,704 shares of its common stock to certain foreign investors on December 31, 1997, at a price of $7 per share, for an aggregate purchase of $9.4 million, and a private sale of 214,285 shares of Series A Preferred Stock to Vilmorin & Cie, a majority owned subsidiary of Groupe Limagrain Holdings, Chappes, France, on January 7, 1998, at a price of $7 per share, for an aggregate purchase price of $1.5 million.

         On February  27,  1998,  the  Company  filed a report on Form 8-K dated

         February 23, 1998, to report under Item 2 engagement of Arthur Andersen LLP as the Company's certifying accountant and dismissal of its prior independent accountant, Price Waterhouse LLP.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AGRITOPE, INC.


May 15, 1998                        /s/ ADOLPH J. FERRO
------------                        --------------------
Date                                Adolph J. Ferro
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




May 15, 1998                        /s/ GILBERT N. MILLER
------------                        ----------------------
Date                                Gilbert N. Miller
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit         Description                                          Page

27.             Financial Data Schedule                               15