Form 10-Q/A
period 1998-03-31
AGRITOPE INC
filed 1998-06-10
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A
                                  Amendment No. 1


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


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................ 9


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits and Reports on Form 8-K..................................12

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   3/31/98                 9/30/97
                                                                                  (Unaudited)

Assets
Current assets
Cash and cash equivalents (Note 2) ....................................         $   7,081,155        $        4,384
Trade accounts receivable, net ........................................               181,076               617,359
Other accounts receivable .............................................                 2,138                 5,554
Inventories (Note 2) ..................................................             4,121,376             2,081,295
Prepaid expenses ......................................................               332,788               276,224
                                                                                 ------------          ------------
                                                                                   11,718,533             2,984,816

Property and equipment, net ...........................................             3,177,400             2,749,788
Patents and proprietary technology, net ...............................             1,487,206             1,276,692
Investment in affiliated companies (Note 3)............................               235,753               246,962
Other assets and deposits .............................................                40,599                26,797
                                                                                 ------------          ------------
                                                                                $  16,659,491        $    7,285,055
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable (Note 5)..............................................         $     302,880        $      100,945
Current portion of long-term debt......................................                 4,255                 4,255
Current portion of long-term lease liability...........................               352,704               341,304
Deposits on customer orders............................................             1,071,690               389,931
Salaries, benefits and other accrued liabilities ......................               441,913               489,573
                                                                                 ------------          ------------
                                                                                    2,173,442             1,326,008


Long-term debt, less current portion...................................                12,435                14,569
Long-term lease liability, less current portion........................               305,866               450,805
Minority interest in consolidated subsidiary (Note 5)..................               476,250               730,947
Commitments and contingencies .........................................

Stockholders' equity (Note 5)
Preferred stock, $.01 par value- 10,000,000 shares authorized
 Series A 214,285 shares outstanding (Note 5)..........................                 2,143                     -
Common stock, $.01 par value- 30,000,000 shares authorized
 4,037,219 and 2,690,776 shares outstanding, respectively..............                40,372                26,908
Additional paid-in capital ............................................            57,072,599            45,910,932
Accumulated deficit....................................................           (43,423,616)          (41,175,114)
                                                                                  -----------           ------------
                                                                                   13,691,498             4,762,726

                                                                                $  16,659,491        $    7,285,055


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended                   Six Months Ended

                                                       3/31/98           3/31/97          3/31/98           3/31/97
Revenues
Product sales ................................... $    179,780     $     163,634     $    182,057     $     163,634
Grants and contracts ............................       57,801            62,526           71,815            88,322
                                                   -----------       -----------       ----------       -----------
                                                       237,581           226,160          253,872           251,956
Costs and expenses
Product costs ...................................      160,362           112,146          168,664           112,146
Research and development costs ..................      550,350           364,145        1,075,292           784,954
Selling, general and administrative expenses.....      769,668           660,956        1,610,034         1,413,150
                                                   -----------       -----------       ----------       -----------
                                                     1,480,380         1,137,247        2,853,990         2,310,250

Loss from operations ............................   (1,242,799)         (911,087)      (2,600,118)       (2,058,294)

Other income (expense), net
Interest income..................................       93,326                 -           93,867                 -
Interest expense.................................         (265)           (4,187)            (545)          (23,871)
Valuation loss (Note 3) .........................            -                 -                -        (1,900,000)
Cost of debt conversion (Note 4).................            -                 -                -        (1,216,654)
Other, net.......................................            -            (7,104)           3,597             2,060
                                                   -----------       ------------      ----------       -----------
                                                        93,061           (11,291)          96,919        (3,138,465)

Minority interest in subsidiary net loss......... $    127,603     $      49,017     $    254,697     $     107,545

Net loss......................................... $ (1,022,135)    $    (873,361)    $ (2,248,502)    $  (5,089,214)

Net loss per share (basic and diluted)........... $      (0.25)    $      (0.32)     $      (0.67)    $      (1.89)

Weighted average number of
     shares outstanding..........................    4,034,510         2,690,776        3,370,026         2,690,776


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

                                      4

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                           Six Months Ended

                                                                                       3/31/98             3/31/97

Cash flows from operating activities
Net loss ..............................................................         $  (2,248,502)       $   (5,089,214)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               422,573               226,755
(Gain) loss on sale of property........................................                 1,404                     -
(Increase) decrease in accounts receivable ............................               439,700                86,021
Increase in inventories ...............................................            (2,040,081)             (974,285)
Increase in prepaid expenses ..........................................               (56,564)              (29,596)
(Increase) decrease in other assets and deposits ......................               (13,802)               76,996
Increase (decrease) in deposits on customer orders.....................               681,759               274,739
Increase (decrease) in accounts payable and accrued liabilities .......               154,275                (9,096)
Common stock issued as compensation for services.......................                12,668                14,564
Compensation expense for stock option grants...........................               103,140                20,832
Minority interest in subsidiary operating results......................              (254,697)             (107,545)
Valuation loss.........................................................                     -             1,900,000
Non-cash portion of cost of debt conversion............................                     -             1,149,054
Other, net.............................................................                11,208                 5,136
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (2,786,919)           (2,455,639)

Cash flows from investing activities
Additions to property and equipment ...................................              (777,538)           (1,002,576)
Proceeds from sale of property ........................................                 9,683                     -
Expenditures for patents and proprietary technology ...................              (294,248)             (692,687)
                                                                                 -------------         -------------
Net cash used in investing activities..................................            (1,062,103)           (1,695,263)

Cash flows from financing activities
Issuance of long-term debt.............................................                     -                10,601
Principal payments on long-term debt...................................                (2,134)                    -
Payments on long-term lease obligation.................................              (133,539)                    -
Proceeds from issuance of stock (Note 5)...............................             9,813,326
Minority interest investment in subsidiary (Note 5)....................                     -               100,000
Cash contribution from Epitope Inc. (Note 5)...........................             1,248,140             3,616,118
                                                                                 ------------          ------------
Net cash provided by financing activities..............................            10,925,793             3,726,719

Net increase (decrease) in cash and cash equivalents ..................             7,076,771              (424,183)
Cash and cash equivalents at beginning of period ......................                 4,384               476,512
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $   7,081,155        $       52,329

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


June 9, 1998                        /s/ ADOLPH J. FERRO
------------                        --------------------
Date                                Adolph J. Ferro
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




June 9, 1998                        /s/ GILBERT N. MILLER
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