Form 10-Q
period 1998-06-30
AGRITOPE INC
filed 1998-08-14
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

                       For the quarter ended June 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

              For the transition period from _ _ _ _ _ to _ _ _ _ _

                        COMMISSION FILE NUMBER 000-23531
                        --------------------------------


                                  AGRITOPE, INC
                                  -------------

             (Exact name of Registrant as specified in its charter)


        DELAWARE                                        93-0820945
        --------                                        ----------
(State of incorporation)                     (IRS Employer Identification No.)

16160 SW Upper Boones Ferry Road        Portland, Oregon       97224-7744
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (503) 670-7702
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 30, 1998: 4,040,960

                                 AGRITOPE, INC.

                          PART I. FINANCIAL INFORMATION

                                                                                                           PAGE NO.
                                                                                                           --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     AGRITOPE, INC. AND SUBSIDIARIES

     Condensed Consolidated Balance Sheets
         at September 30, 1997 and June 30, 1998................................                             3

     Condensed Consolidated Statements of Operations
         for the three  months and nine months ended June 30, 1998 and 1997.....                             4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended June 30, 1998................................                             5

     Condensed Consolidated Statements of Cash Flows
         for the nine months ended June 30, 1998 and 1997.......................                             6

     Notes to Condensed Financial Statements....................................                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .................................................                            10


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................                            14



AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   6/30/98                 9/30/97
                                                                                   -------                 -------
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 2) ....................................         $   5,584,998        $        4,384
Trade accounts receivable, net ........................................               395,447               617,359
Other accounts receivable .............................................                10,175                 5,554
Inventories (Note 2) ..................................................             4,765,642             2,081,295
Prepaid expenses ......................................................               243,929               276,224
                                                                                 ------------          ------------
                                                                                   11,000,191             2,984,816

Property and equipment, net ...........................................             3,997,892             2,749,788
Patents and proprietary technology, net ...............................             1,610,730             1,276,692
Investment in affiliated companies (Note 3)............................                96,795               246,962
Other assets and deposits .............................................                40,599                26,797
                                                                                 ------------          ------------
                                                                                $  16,746,207        $    7,285,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................         $     147,090        $      100,945
Current portion of long-term debt......................................                 4,255                 4,255
Current portion of long-term lease liability...........................               358,404               341,304
Deposits on customer orders............................................             1,202,902               389,931
Salaries, benefits and other accrued liabilities ......................               351,733               489,573
                                                                                 ------------          ------------
                                                                                    2,064,384             1,326,008


Long-term debt, less current portion...................................                11,344                14,569
Long-term lease liability, less current portion........................               213,410               450,805
Minority interest in consolidated subsidiary (Note 5)..................             2,056,478               730,947
Commitments and contingencies .........................................                     -                     -

Stockholders' equity (Note 5)
Preferred stock, $.01 par value- 10,000,000 shares authorized
 Series A 214,285 shares outstanding ..................................                 2,143                     -
Common stock, $.01 par value- 30,000,000 shares authorized
 4,040,960 and 2,690,776 shares outstanding, respectively..............                40,410                26,908
Additional paid-in capital ............................................            57,270,991            45,910,932
Accumulated deficit....................................................           (44,912,953)          (41,175,114)
                                                                                  -----------           ------------
                                                                                   12,400,591             4,762,726

                                                                                $  16,746,207        $    7,285,055



AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          ------------------                 -----------------

                                                       6/30/98           6/30/97          6/30/98           6/30/97
                                                       -------           -------          -------           -------
Revenues
Product sales ................................... $    663,562     $     402,605     $    845,619     $     566,239
Grants and contracts ............................            -            13,185           71,815           101,507
                                                   -----------       -----------       ----------        ----------
                                                       663,562           415,790          917,434           667,746
Costs and expenses
Product costs ...................................      648,111           436,197          816,775           548,343
Research and development costs ..................      745,385           465,436        1,820,677         1,250,390
Selling, general and administrative expenses.....      884,715           850,893        2,494,749         2,264,043
                                                   -----------       -----------       ----------        ----------
                                                     2,278,211         1,752,526        5,132,201         4,062,776

Loss from operations ............................   (1,614,649)       (1,336,736)      (4,214,767)       (3,395,030)

Other income (expense), net
Interest income..................................       68,985                 -          162,852                 -
Interest expense.................................         (248)           (1,139)            (793)          (25,010)
Valuation loss (Note 3) .........................            -                 -                -        (1,900,000)
Cost of debt conversion (Note 4).................            -                 -                -        (1,216,654)
Other, net.......................................     (128,650)         (128,776)        (125,053)         (126,716)
                                                   ------------      ------------      -----------      ------------
                                                       (59,913)         (129,915)          37,006        (3,268,380)

Minority interest in subsidiary net loss......... $    185,225     $     100,765     $    439,922     $     208,310

Net loss......................................... $ (1,489,337)    $  (1,365,886)    $ (3,737,839)    $  (6,455,100)

Net loss per share (basic and diluted)........... $       (.37)    $       (.51)     $      (1.04)    $      (2.40)

Weighted average number of
     shares outstanding..........................    4,037,260         2,690,776        3,592,437         2,690,776


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (UNAUDITED)

                                                     PREFERRED           COMMON         ADDITIONAL      ACCUMULATED
                                                       STOCK             STOCK        PAID-IN CAPITAL     DEFICIT
                                                     ---------          -------       ---------------   ------------
Balances at September 30, 1997 ..................   $        -           $26,908      $45,910,932      $(41,175,114)

Compensation expense for stock option grants.....            -                 -          287,280                 -

Common stock issued as compensation (6,480 shares)           -                65           27,801                 -

Common stock issued in
 private placement  (1,343,704 shares) (Note 5)..            -            13,437        9,392,491                 -

Preferred stock issued in
 private placement  (214,285 shares) (Note 5)....        2,143                 -        1,497,852                 -

Equity issuance costs ...........................            -                 -       (1,093,505)                -

Cash contribution from Epitope, Inc. ............            -                 -        1,248,140                 -

Net loss for the period..........................            -                 -                -        (3,737,839)
                                                  ------------     -------------     ------------     --------------
Balances at June 30, 1998 .......................       $2,143           $40,410      $57,270,991      $(44,912,953)


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                           -----------------

                                                                                       6/30/98             6/30/97
                                                                                       -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $  (3,737,839)       $   (6,455,100)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               665,531               383,302
Loss on sale of property...............................................                    54                     -
Decrease in accounts receivable .......................................               217,291               109,059
Increase in inventories ...............................................            (2,684,347)           (1,477,761)
Increase (decrease) in prepaid expenses ...............................                32,295               (23,101)
Increase in other assets and deposits .................................               (13,802)                    -
Increase in deposits on customer orders................................               812,971               188,221
Increase (decrease) in accounts payable and accrued liabilities .......               (91,695)              209,682
Common stock issued as compensation for services.......................                27,866                23,437
Compensation expense for stock option grants...........................               287,280                20,832
Minority interest in subsidiary operating results......................              (439,922)             (208,310)
Valuation loss.........................................................                     -             1,900,000
Non-cash portion of cost of debt conversion............................                     -             1,149,054
Other, net.............................................................               150,167               121,234
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (4,774,150)           (4,059,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment ...................................            (1,791,312)           (1,471,276)
Proceeds from sale of property ........................................                11,033                     -
Expenditures for patents and proprietary technology ...................              (467,448)             (853,718)
                                                                                 -------------         -------------
Net cash used in investing activities..................................            (2,247,727)           (2,324,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                     -                20,887
Principal payments on long-term debt...................................                (3,225)             (241,019)
Payments on long-term lease obligation.................................              (220,295)                    -
Proceeds from issuance of stock (Note 5)...............................             9,812,418                     -
Minority interest investment in subsidiary (Note 5)....................             1,765,453             1,640,000
Cash contribution from Epitope Inc. (Note 5)...........................             1,248,140             5,332,632
                                                                                 ------------          ------------
Net cash provided by financing activities..............................            12,602,491             6,752,500

Net increase (decrease) in cash and cash equivalents ..................             5,580,614               368,055
Cash and cash equivalents at beginning of period ......................                 4,384               476,512
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $   5,584,998        $      844,567



AGRITOPE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1     THE COMPANY

Agritope, Inc. (the "Company" or "Agritope") utilizes biotechnology to develop and market superior new plants and related products. Until December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope"). Through its 64 percent-owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagation, growing, and distribution of grapevine plants. Agritope's wholly owned subsidiary, Agrimax, Inc. ("Agrimax"), formerly operated a fresh cut flower business and currently holds a minority interest in a Florida-based fresh flower distribution business. See Note 3.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. Results of operations for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements of Agritope include the assets, liabilities, revenues and expenses of Agritope and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The basis of presentation of these financial statements differs from the previously issued Agritope Group financial statements contained in Epitope's Form 10-K for the fiscal year 1996 and most recent Form 10-Q filings. In the previously issued financial statements, cash and cash equivalents and the related interest income were allocated to Agritope in connection with a contemplated targeted stock transaction. The Epitope board of directors subsequently withdrew the targeted stock proposal and proposed a spin-off to stockholders. See Note 5. With respect to the spin-off, these items were not transferred to Agritope and therefore have not been allocated to Agritope in these financial statements. Certain reclassifications have also been retroactively reflected in the financial statements to conform to current presentation.

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                   6/30/98              9/30/97
                                                   -------              -------
                                                 (Unaudited)

Work-in-process.........................        $ 1,533,963          $ 1,387,706
Finished goods..........................          3,231,679              693,589
                                                  ---------           ----------
                                                $ 4,765,642          $ 2,081,295

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

AGRITOPE, INC. AND SUBSIDIARIES

 (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION. In June 1998, Agritope cancelled $4,000,000 of working capital loans to Vinifera in exchange for 2,000,000 shares of common stock in connection with a private placement of common stock of Vinifera to minority shareholders. See Note 3.

NOTE 3   INVESTMENT IN AFFILIATED COMPANIES
`
Agritope's investment in affiliated companies includes its 9 percent interest in UAF, Limited Partnership ("UAF"), a fresh flower distribution business in Tampa, Florida. During the first quarter of fiscal 1997, Agritope determined that the value of its investment in UAF had more than temporarily declined and, accordingly, recorded a non-cash charge to results of operations of $1.9 million reflecting the permanent impairment in the value of its investment. An additional charge of $358,000 was recorded in the fourth quarter of fiscal 1997 based on information received in October 1997 that the majority owner of Petals USA, Inc. ("Petals"), a fresh flower distribution company in which Agritope held a minority interest, intended to either sell the business or cease operations and liquidate assets. In November 1997, Petals ceased operations and liquidated assets. All proceeds from the liquidation were applied to outstanding debts of Petals.

In June 1998, Vinifera accepted an offer to sell its minority interest in Vinifera Sudamericana S.A. to the majority shareholder for $70,000. The resultant loss on disposition of $130,000 is included in "Other, net" under the caption "Other income (expense), net" in the condensed consolidated statements of operations for the quarter ended June 30,1998.

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

AGRITOPE, INC. AND SUBSIDIARIES

 (UNAUDITED)

SERIES A PREFERRED STOCK. On January 8, 1998, the Company sold 214,285 shares of Series A Preferred Stock (Series A Stock) to a strategic partner, Vilmorin Clause & Cie, for an aggregate price of $1.5 million ($7 per share). Series A Stock has preemptive rights and the right to elect a director, but otherwise has rights substantially equivalent to Agritope common stock and is convertible into Agritope common stock on a share-for-share basis, subject to adjustment upon the occurrence of certain events.

DELAWARE REINCORPORATION; RECAPITALIZATION. In November 1997, in connection with the spin-off of Agritope by Epitope, Agritope agreed to merge with Agritope, Inc., a newly formed Delaware corporation. The purpose of the merger was to change the Company's domicile from Oregon to Delaware and increase the Company's authorized capital stock to 30 million shares of common stock and 10 million shares of preferred stock.

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

In June 1998, Vinifera sold 898,269 shares of common stock to certain minority shareholders for $1.8 million. In connection with the terms of the related stock purchase agreements, Agritope canceled $4 million of working capital loans to Vinifera in exchange for 2 million shares of common stock of Vinifera. The transactions increased Agritope's percentage ownership from 61 percent to 64 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS AND WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS FORM 10-Q. CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS WITH RESPECT TO THE COMPANY INCLUDE LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL; DEPENDENCE ON STRATEGIC PARTNERS; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; DEPENDENCE ON KEY PERSONNEL; TECHNOLOGICAL CHANGE AND COMPETITION; UNCERTAINTIES AS TO ACCEPTANCE OF GENETICALLY ENGINEERED PRODUCTS; AND CHANGES IN LAWS OR REGULATIONS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS.

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

In July 1997, the board of directors of Epitope, Inc. ("Epitope"), the Company's former parent, approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. On December 30, 1997, Epitope distributed 2,690,776 shares of Agritope common stock , representing 100% of the shares then outstanding, to Epitope shareholders on the basis of one Agritope share for every five shares of Epitope common stock held as of December 26, 1997. On December 31, 1997 Agritope sold 1,343,704 shares of Agritope common stock in a private placement to certain investors for an aggregate price of $9.4 million. On January 8, 1998, the Company sold 214,285 shares of Series A Preferred Stock to a strategic partner, Vilmorin Clause & Cie, for an aggregate of $1.5 million.

Agritope and Epitope entered into certain agreements governing the ongoing relationship between the companies after the spin-off, including a Separation Agreement, a Tax Allocation Agreement, a Transition Services and Facilities Agreement and an Employee Benefits Agreement. Pursuant to the Employee Benefits Agreement, Agritope has established replacement plans that effectively continue to provide benefits formerly available under Epitope benefit plans. As a consequence of the spin-off, Epitope does not have any ownership interest in Agritope and, accordingly, no longer provides funding for Agritope's activities.

RESULTS OF OPERATIONS

REVENUES. Total revenues for the third quarter and nine months ended June 30, 1998 were $664,000 and $917,000, respectively, as compared to $416,000 and $668,000 for the corresponding periods in the prior year. Revenues are summarized below:

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                         1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
                                                                      -------    -------        -------    -------
Product sales-
Grape plant sales.........................................           $   664      100%           $  403       97%

Grants and contracts......................................                 -        -                13        3
                                                                     -------     ----            -------    -----
                                                                     $   664      100%           $  416      100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)                          1998                       1997
                                                                      DOLLARS    PERCENT        DOLLARS    PERCENT
                                                                      -------    -------        -------    -------
Product sales-
Grape plant sales.........................................           $   845       92%           $   566      85%

Grants and contracts......................................                72        8                102      15
                                                                     -------     ----            -------    ----
                                                                     $   917      100%             $ 668    100%

Sales by the Company's grape plant propagation subsidiary (Vinifera) are highly seasonal and generally occur in the spring and summer planting seasons. Due to rainy weather conditions in California in the spring of 1998, a number of customers deferred plantings to the summer season.

Vinifera commenced commercial stage operations in 1996 and continued its marketing efforts and expansion of its production capacity and customer base during 1997. As of June 30, 1998, Vinifera had firm orders totaling $2.9 million, of which $1.8 million call for delivery before September 30, 1998 and $1.1 million call for delivery in fiscal 1999. As of June 30, 1997, Vinifera had firm orders of $0.8 million for delivery in the spring and summer of 1998. Vinifera requires customers to make deposits upon placing orders for future delivery. Such deposits totaled $1.2 million as of June 30, 1998, as compared to $0.4 million on September 30, 1997 and $0.7 million on June 30, 1997.

In the second quarter of fiscal 1998, the Company completed work under a research grant totaling $55,000. The Company has also commenced work under a three-year grant totaling $1.0 million from the U.S. Department of Commerce, of which approximately one-third of the work is planned for completion in the remainder of fiscal 1998. In addition, one of the Company's strategic partners, Vilmorin Clause & Cie, has committed to fund at least $1.0 million of research projects over the next three years. To date, $250,000 has been approved for three projects commencing in July 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $ 280,000 or 60% and $570,000, or 46%, respectively, for the three months and nine months ended June 30, 1998 as compared to the third quarter and first nine months of fiscal 1997. The higher research and development costs in the third quarter of fiscal 1998 reflect increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology, stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute and costs associated with the Company's move to new facilities following the spin-off.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $34,000 or 4% in the current quarter and by $231,000 or 10%, in the nine months ended June 30, 1998, as compared to the quarter and nine months ended June 30, 1997. The increase for the nine months is primarily attributable to fees and expenses incurred in connection with preparation for the Company's commencement of operations as an independent public company and costs of moving to new facilities.

OTHER INCOME (EXPENSE), NET. In the quarter ended June 30, 1998, the Company realized interest income of $69,000 from investment of proceeds from the private placements of equity securities in December 1997 and January 1998. Other income (expense), net was affected by two significant non-recurring charges totaling $3.1 million in the first quarter of fiscal 1997. Agritope recorded a non-cash charge to results of operations of $1.9 million, reflecting the permanent impairment in the value of its investment in affiliated companies (UAF and Petals). Additionally, conversion of $3.4 million principal amount of Agritope convertible notes into Epitope common stock at a reduced price resulted in a non-cash charge to results of operations of $1.2 million.

NET LOSS. Agritope's net loss was approximately $1.5 million for the third quarter of fiscal 1998 and $1.4 million for the corresponding quarter in 1997 $ ($.37 per share for 1998 and $.51 per share for 1997). For the nine months ended June 30, 1998, the net loss decreased to $3.7 million ($1.04 per share) from $6.5 million ($2.40 per share) principally as a result of the $3.1 million of prior year non-recurring charges incurred in the quarter ended December 31, 1996. Excluding the non-recurring valuation loss and cost of debt conversion in fiscal 1997, the Company's operating loss in the most recently completed nine month period increased $399,000 as a result of increased activity levels and costs associated with the spin-off and subsequent move to new facilities in March 1998.


LIQUIDITY AND CAPITAL RESOURCES
                                               6/30/98                9/30/97
                                               -------                -------
Cash and cash equivalents..................  $5,584,998            $    4,384
Working capital ..............................8,935,807             1,658,808

         At June 30, 1998, Agritope had working capital of $8.9 million, as compared to working capital of $1.7 million at September 30, 1997. The increase in working capital was principally attributable to sale of 1,343,704 shares of common stock and 214,285 shares of preferred stock to certain foreign investors at a price of $7 per share for an aggregate sales price of $10.9 million and $1.8 million proceeds from sale of 898,269 shares of common stock of Vinifera, Inc. to its minority shareholders. Working capital also increased due to a $2.7 million increase in Vinifera's inventory of growing grapevine plants. The plants can be maintained in greenhouses or stored outside for several years during which time they continue to grow. Inventory on hand at June 30, 1998 represents grapevine plants expected to be sold in the summer of 1998 and in 1999.

Expenditures for property and equipment were $1.8 million during the nine months ended June 30, 1998, largely as a result of $1.3 million in expenditures for new research and administrative facilities to which the Company moved in March 1998. In November 1997, Agritope made a one-time cash payment of $590,000 to an officer of Agritope, who is the co-inventor of Agritope's ethylene control technology, in exchange for all rights to future payments. Agritope has also acquired certain rights to certain proprietary genes for which it makes payments of $75,000 per quarter. Such amounts are included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with the divestiture of its fresh flower packaging and distribution business, was reduced by a non-cash charge of $1.9 million in the first quarter of the year ended September 30, 1997, reflecting the permanent impairment in the value of these investments.

Historically, Agritope's requirements for operations, working capital and business expansion have been funded by receipts of cash from Epitope, supplemented by $5.4 million principal amount of convertible notes, $3.4 million of investments in Vinifera by minority shareholders, and $1.0 million in funding from strategic partners and other research grants. On December 1, 1997, in anticipation of its spin-off from Epitope, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Agritope received a capital contribution of $1.2 million from Epitope to fund cash requirements during the months of October and November and advanced $917,000 for December cash requirements. The advance was repaid in January 1998.

On December 30, 1997, Epitope distributed 100% of Agritope's outstanding common stock to shareholders of Epitope. On December 31, 1997, Agritope sold 1.3 million shares of common stock to foreign investors in a private placement transaction at a price of $7 per share for aggregate proceeds of $9.4 million. In January 1998, Agritope sold 214,285 shares of Series A Preferred Stock to a foreign buyer at a price of $7 per share, for aggregate proceeds of $1.5 million, and repaid Epitope's advances for cash requirements after December 1, 1997. In June 1998, Vinifera sold 898,269 shares of common stock to minority shareholders for $1.8 million and issued 2 million shares of common stock to Agritope in exchange for cancellation of $4 million working capital loans. See
Note 5 to Condensed Consolidated Financial Statements.

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

Management presently anticipates that Agritope has sufficient funds on hand to finance operations through fiscal 1999, based on currently estimated revenues and expenses. Because this estimate is based on a number of factors, many of which are beyond its control, Agritope cannot be certain that this estimate will prove to be accurate, and to the extent that Agritope's operations do not progress as anticipated, additional capital may be required.

Agritope has completed a Year 2000 review of its systems and procedures to determine the scope of costs or risks Agritope may face in connection with potential computer problems associated with the Year 2000. Management believes that Agritope will not incur material Year 2000 remedial costs and that its operations will not be materially affected by any Year 2000 problems.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AGRITOPE, INC.


August 12, 1998                        /s/ ADOLPH J. FERRO
---------------                        ----------------------------------
Date                                   Adolph J. Ferro
                                       Chairman, President and Chief
                                        Executive Officer
                                       (PRINCIPAL EXECUTIVE OFFICER)




August 12, 1998                        /s/ GILBERT N. MILLER
---------------                        ----------------------------------
Date                                   Gilbert N. Miller
                                       Executive Vice President and Chief
                                        Financial Officer
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER)

                                  EXHIBIT INDEX

EXHIBIT               DESCRIPTION                                          PAGE
-------               -----------                                          ----

 27                   Financial Data Schedule                               17