Form 10-K
period 1998-09-30
AGRITOPE INC
filed 1998-12-24
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-23531

                                 AGRITOPE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       93-0820945
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                           Identification No.)

  16160 SW Upper Boones Ferry Road
      Portland, Oregon                                      97224-7744
  (Address of principal executive offices)                  (Zip code)

                                 (503) 670-7702
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

    Common Stock (including Preferred Stock Purchase Rights), $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure  of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of November 30, 1998, was approximately $4,706,000.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, on November 30, 1998 was 4,050,150.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's Proxy Statement dated January 20, 1999 prepared in connection with the Annual Meeting of Stockholders to be held on February 22, 1999 are incorporated by reference into Part III of this Report.

                         T A B L E  O F  C O N T E N T S


                                     PART I

                                                                            Page

     ITEM 1.      BUSINESS...................................................  3

     ITEM 2.      PROPERTIES................................................. 10

     ITEM 3.      LEGAL PROCEEDINGS.......................................... 10

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 10

                                    PART II

     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS........................................ 11

     ITEM 6.      SELECTED FINANCIAL DATA.................................... 12

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................. 12

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 15

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 16

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE................................... 16

                                    PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 16

     ITEM 11.     EXECUTIVE COMPENSATION..................................... 16

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................. 16

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 16

                                    PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K................................................... 17

                                     PART I

Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. With respect to the Company, these factors include its limited independent operating history; uncertainty of additional funding; loss or impairment of sources of capital; dependence on strategic partners; uncertainties relating to patents and proprietary information; dependence on key personnel; technological change and competition; uncertainties as to acceptance of genetically engineered products; changes in laws or regulations; as well as the other factors discussed in Exhibit 99 hereto which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Agritope does not intend to update any forward-looking statements.

ITEM 1.  BUSINESS

Agritope Inc. ("Agritope," or the "Company") is a developer of biotechnology and provider of products utilizing biotechnology to the agricultural industry. The technology developed or acquired by the Company includes a variety of genes, promoters and enabling technologies. In addition, through its majority owned subsidiary, Vinifera, Inc. ("Vinifera"), the Company propagates and markets grapevines and provides disease screening and elimination services to the U.S. wine grape production industry.

The Company is utilizing its patented ethylene control technology to produce a wide variety of fruits and vegetables that are resistant to the decaying effects of ethylene. The Company has also acquired certain rights to certain proprietary genes (the "Salk Genes") from the Salk Institute for Biological Studies (the "Salk Institute"). Agritope believes that the Salk Genes may have the potential to confer disease resistance, enhance crop yield, control flowering, regulate cell division and enhance gene expression in plants. Agritope has an option to obtain a worldwide license to use the Salk Genes in a wide range of fruit and vegetable species.

The Company consists of two units: Agritope Research and Development and Vinifera, Inc. ("Vinifera"). Agritope Research and Development contributes biotechnology and product development to strategic partners and provides disease screening and elimination programs to Vinifera. Through Vinifera, Agritope believes that it offers one of the most technically advanced grapevine plant propagation and disease screening and elimination programs available to the wine and table grape production industry.

B I O T E C H N O L O G Y   P R O G R A M

Historically, Agritope's biotechnology program focused on using the tools and techniques of plant genetic engineering to regulate the synthesis of ethylene in ripening fruits and vegetables. Recently, the Company has begun research into genetically regulating other physiological processes in plants. Ethylene is a gaseous plant hormone, which in higher plant species is responsible for fruit and vegetable ripening and senescence as well as numerous other physiological effects. The Company has identified and patented a single gene that can be inserted into plants and expressed to regulate the plant's ability to produce ethylene. In addition, Agritope is conducting research in the area of disease control, including screening plants for the presence of disease and creating genetically engineered plants with resistance to pathogens.

RIPENING CONTROL. The fresh produce industry is based largely upon rapid harvesting, processing and distribution of fruits and vegetables in order to prevent spoilage and ensure the arrival of product at retail outlets in acceptable condition for consumer purchase and use. The post-harvest period for most fruits and vegetables is one of continuous ripening and senescence, as evidenced by rapid changes in color, texture, flavor, nutrient content, and other quality attributes. Product losses due to perishability during harvesting, processing, packing, shipping and distribution can reach substantial portions of overall crop yield. Growers frequently incur losses resulting from the abandonment of crops in the field or having shipments refused by receivers because the produce is overripe. In addition, wholesalers and retailers may be forced either to discard or sell overripe produce at reduced prices and consumers often must use produce shortly after purchase to avoid spoilage. Studies published in the Marketing Research Report of the U.S. Department of Agriculture ("USDA") have estimated post-harvest losses of 30 percent and 40 percent, respectively, for strawberries shipped from Florida to the Chicago and New York markets. In the U.S. fruit and vegetable markets, post-harvest losses are estimated to amount to several billion dollars annually.

Post-harvest losses are largely attributable to the effects of ethylene. Because ethylene is a gas, it not only affects the plant producing it, but also surrounding plants as well. The physiological effects of ethylene include initiation and enhancement of ripening, senescence, leaf abscission and drooping, and flower fading and wilting. Common examples include the ripening and subsequent rotting of tomatoes and apples, discoloration in lettuce and broccoli, and the short bloom life of cut flowers.

The importance of controlling ethylene production in plants has been recognized for decades, and has been addressed primarily through the use of controlled atmosphere storage, chemical treatment, and special packaging. Conventional techniques for controlling ethylene production have serious disadvantages that include high cost, time-critical handling requirements and lack of consistent ripening. For example, the majority of product sold in the fresh tomato market today is composed of "gas-green" tomatoes. These tomatoes are picked and packed while still green and firm. Prior to shipping to wholesale customers, green tomatoes are exposed to ethylene gas in order to initiate ripening of the product. In general, gas-green tomatoes are perceived by consumers to have less desirable taste and texture than vine-ripened tomatoes.

Agritope believes the ability to regulate ethylene and control ripening through genetic engineering represents an opportunity to provide a superior product to consumers while also improving profitability for growers and distributors. Growers may achieve higher marketable yields due to fewer losses of overripe product in the field and may lower labor costs by decreasing frequency of harvest. For packer/shippers, better control of product perishability may result in improved inventory flexibility and control, and more uniform product quality.

ETHYLENE CONTROL TECHNOLOGY. Agritope's ethylene control technology is focused on the use of a patented gene known as SAMase. The expression of SAMase in plants produces an enzyme that acts to degrade one of the important precursor compounds (S-adenosylmethionine or "SAM") necessary for the production of ethylene. Agritope has genetically engineered plants to express the SAMase gene only when certain levels of rising ethylene concentrations are reached in the tissues of the fruit or plant. This feature causes the production of greater levels of the enzyme that degrades SAM in response to a correspondingly higher level of ethylene. Agritope believes that this technology thus offers a major advantage over other approaches to ripening control in that the production of ethylene may be specifically reduced to levels that allow for the initiation of ripening but that delay the spoiling effects of excess ethylene. Therefore, the fruit can be maintained at an optimal level of ripeness for an extended period of time. An additional benefit of Agritope's technology is that the reaction catalyzed by the SAMase gene results in compounds normally found in plants. Agritope believes its SAMase technology can be utilized for the control of ethylene in any plant species where ethylene affects ripening or senescence.

Agritope's application of ethylene control technology to various fruit and vegetable crops is at different stages, as described below. There are difficult scientific objectives to be achieved with respect to application of the technology to certain crops before the technical or commercial feasibility of the modified crops can be demonstrated. There can be no assurance that the technology can be successfully applied to particular crops or that the modified crops can be successfully and profitably produced, distributed and sold.

A U.S. patent covering the use of any gene that encodes S-adenosylmethionine hydrolase (the enzyme expressed in any plant species by the SAMase gene) protects Agritope's ripening control technology. In addition to the patent on the SAMase gene, utility claims have been allowed on the promoter/gene combination used by Agritope in applications currently under development as well as potential applications in all other fruit-bearing plants. In the area of regulated gene expression and ripening control, Agritope has five additional U.S. patents issued as well as a sixth U.S. patent allowed but not yet issued. Agritope also has five pending U.S. patents in this area. Additionally, Agritope has three issued foreign patents as well as 25 pending foreign applications.

THE SALK GENES. In addition to its ethylene control technology, Agritope acquired in fiscal 1997 certain rights to certain proprietary genes discovered by scientists at the Salk Institute. The Company believes that the Salk Genes may have the potential to confer disease resistance, enhance yield, control flowering , regulate cell division and enhance gene expression in plants. Agritope believes these new technologies will allow Agritope to leverage its ability to genetically engineer fruits and vegetables and enhance its ability to broaden its pipeline of new genetically engineered products. U.S. and foreign patent filings have been made with respect to each of the Salk Genes. A U.S. patent covering one gene, LEAFY, recently issued to the Salk Institute as patent number 5,637,785.

Under the terms of the Salk agreement, Agritope has an option to obtain an exclusive or nonexclusive worldwide license to use the Salk Genes in a wide range of fruit and vegetable crops. The agreement permits Agritope to use each Salk Gene for research and evaluation purposes, for which Agritope will pay an annual access fee until it elects to license the gene for commercial purposes. Agritope will pay a license issue fee and royalty for each Salk Gene it elects to license. Agritope has also agreed to reimburse a percentage of applicable

Salk Institute patent costs. Salk Institute retains ownership of the Salk Genes, subject to applicable U.S. government rights. Agritope will own any modified plant species and fruit and vegetable crops it develops using the Salk Genes, and will therefore have control of the marketing and distribution rights to such products.

Agritope's work with the Salk Genes to produce desirable fruit and vegetable crops is at an early stage. There are difficult scientific objectives to be achieved before the technological or commercial feasibility of the products can be demonstrated. There can be no assurance that any of Agritope's products under development using the Salk Genes, if and when fully developed and tested, will perform in accordance with Agritope's expectations, that necessary regulatory approvals will be obtained in a timely manner, if at all, or that these products can be successfully and profitably produced, distributed and sold.

Agritope is currently  conducting research regarding the following specific Salk
Genes:

DIR1 is a gene that may confer systemic acquired resistance ("SAR") to plants. SAR is the ability of plants to develop a powerful disease resistance state. After exposure to a non-lethal inoculum of a bacterial, viral or fungal pathogen, a plant will possess a heightened ability to defend itself against a broad range of new pathogenic challenges. The phenomenon of SAR has been studied for years but only recently at the molecular level. Scientists at the Salk Institute, in collaboration with those at the Samuel Roberts Nobel Foundation, have discovered a gene, DIR1, which appears to play a key role in the maintenance of SAR. Agritope intends to utilize DIR1 in the development of plant varieties that have increased disease resistance to a broad range of plant pathogens. In vitro transformation experiments using DIR1 are in progress in a processing tomato variety. Current research plans call for the transgenic plants with transgene DIR1 to be soil planted in early 1999 and evaluated for resistance to specific fungal, bacterial or viral pathogens of tomato.

DET2 is a gene that controls brassinosteroid synthesis in plants. Brassinosteroids are compounds that are naturally produced in minute quantities in plants and play a key role in plant growth and development. In addition to being difficult to extract (due to their small quantity within the plant), brassinosteroids are also exceedingly difficult to synthesize using organic synthesis methods. Nevertheless, research has demonstrated that application of purified brassinosteroids to crop plants can result in enhanced yields. Scientists at the Salk Institute have identified a key enzymatic step that limits brassinosteroid synthesis in plants and cloned the gene, DET2, which encodes the enzyme. Expression of the gene in transgenic plants has produced plants with enhanced growth properties due to increased synthesis of brassinosteroid by the transgenic plant. Agritope has generated transgenic plants of a processing tomato variety with DET2 for brassinosteroid synthesis. Currently, the second generation of transgenic plants are being raised in the greenhouse. These are scheduled to be evaluated in small-scale field trials in 1999 for comparison of yield to non-transformed control plants. Transformation experiments with DET2 have also been initiated in a Romaine variety of lettuce.

BRI1 is a gene that encodes the plant receptor for brassinosteroids. The BRI1 gene encodes a receptor-like protein kinase involved in brassinosteroid signaling and provides further opportunities for biotechnological applications related to yield increase in transgenic plants. In principle, it is possible to manipulate both hormone biosynthesis with DET2, as described above, as well as the level of brassinosteroid receptor through BRI1. In theory, it is possible to generate BRI1 derivatives that have been activated as if brassinosteroid were bound to the gene. Both approaches, either separately or together, have the potential to greatly stimulate plant growth and yield. Transformation experiments with BRI1 are in progress in a processing tomato variety and lettuce.

Cyclin is a gene that is involved in regulating cell division. Salk Institute scientists have expressed the cyclin gene in transgenic plants and believe it may play a role in accelerating plant growth, which is especially noticeable in the roots. Furthermore, transgenic crop plants containing the cyclin gene are also expected to have enhanced vegetative growth properties. Agritope intends to test the cyclin gene initially in commercial tomato and lettuce varieties.

LEAFY is a gene that is responsible for the initiation of flower development in plants. Scientists at the Salk Institute have demonstrated accelerated flowering in several species as a result of LEAFY expression. Transgenic aspen trees expressing LEAFY develop flowers within months rather than the 8 to 10 years that a non-transgenic aspen requires. Agritope intends to investigate uses of the LEAFY gene in tree fruits, vegetables and grapevines. Additionally, inhibiting LEAFY expression in selected crop species may retard or prevent flowering, which could be of value in vegetable crops such as lettuce and celery. Similar to the genes mentioned above, the effect of LEAFY is being tested initially in tomato at Agritope. In vitro manipulations are in progress for expression of LEAFY in a processing tomato variety to assess the flowering time, normal flower, fruit and seed set.

Booster Element ("BE") is a genetic element (a small piece of DNA) that can be combined with plant gene promoters to enhance gene expression. The BE technology is applicable to a range of plant genetic engineering strategies, including the

Company's SAMase ripening control technology, and Salk Genes. For example, certain crops may need a higher level of SAMase expression to produce a specific level of ripening control. BE may up-regulate the promoters controlling SAMase expression and thus improve the utility of the SAMase technology. The effect of BE in combination with two different fruit-specific promoters is being tested in tomato. Several transgenic plants of Cherry tomato containing SAMase under the transcriptional control of the latter two promoters with BE are being generated. The level of SAMase expression (level of SAMase protein) in the transgenic fruits generated in the presence or absence of BE is under evaluation.

ADDITIONAL TECHNOLOGIES. Agritope is also conducting research on several additional early-stage technologies. For example, Agritope scientists have devised a genetic engineering strategy to confer seedlessness to fruit crops. In addition, Agritope has completed a Phase I Small Business Innovation Research ("SBIR") grant to develop a novel geminivirus resistance strategy and to incorporate the approach into commercial tomato varieties. A second Phase I grant to continue the project is pending. Geminiviruses are a class of plant viruses that cause widespread damage in several crops including tomato, pepper, beans, melon, squash and cotton. Agritope has entered into an option agreement with The Ohio State University to use the geminivirus resistance strategy in a wide range of crop species susceptible to white-fly transmitted geminiviruses.

Agritope maintains a leading position in promoter discovery, allowing the targeted expression of introduced genes to certain tissues or to specific developmental stages in plants. Company scientists have isolated or synthesized a number of fruit-specific promoters for a wide variety of fruits and vegetables, including apple, banana, peach, melon, tomato, and raspberry. In conjunction with work targeted at developing seedless plant varieties, two different seed-specific plant promoters have been identified and isolated. Other plant promoters identified include those that will target gene expression in a root-specific, senescence or wounding-associated manner. These promoters may be useful for the directed expression of our ethylene control genes as well as the Salk Genes and others.

E X I S T I N G   D E V E L O P M E N T   P R O G R A M S

Agritope's research and development programs are currently directed toward several highly perishable fruit and vegetable crops described below.

Melon. The U.S. wholesale fresh melon market is estimated to exceed $1.3 billion annually. Perishability in melons results in substantial product losses during the processes of production, harvesting and distribution. Agritope believes that melons represent a substantial market opportunity for implementation of its ripening control technology. Recent scientific reports have demonstrated a dramatic increase in shelf life for specialty type melons in which the ability to produce ethylene has been impaired. Using proprietary seed varieties supplied by two units of the French seed company Groupe Limagrain Holding S.A. ("Limagrain"), Clause Semences and its U.S. affiliate Harris Moran Seed Company ("Harris Moran"), Agritope is developing commercial melon varieties with controlled ripening and increased post-harvest product life. Transgenic melons containing Agritope's ethylene control gene are currently being evaluated jointly by Harris Moran and Agritope technicians. Field trial evaluation of transgenic melons during the 1998 growing seasons has resulted in the selection of several new hybrid varieties that demonstrate significantly reduced levels of ethylene, more uniform maturity and improved firmness. Counter seasonal seed production of these new hybrids is currently ongoing. This seed will be used for commercial evaluations during the spring and summer of 1999. The product development plan for 1999 calls for obtaining deregulation from the USDA and completion of the FDA Food Safety consultation process. Commercial plantings of the new melon varieties are to be completed with the goal of a complete and thorough evaluation of product performance from field to consumer.

Tomato. Annual U.S. wholesale fresh market tomato revenues are estimated at $1.7 billion. In order to facilitate the commercialization of its ethylene control technology for this market, Agritope formed Superior Tomato Associates, L.L.C. ("STA") in 1996. STA is a joint venture with Sunseeds Company, a developer and producer of several leading fresh market tomato varieties.

Agritope provides genetic engineering technology and regulatory expertise, has responsibility for managing the joint venture, and has a two -thirds equity ownership interest in STA. Sunseeds provides elite tomato germplasm and breeding expertise in the development of transgenic varieties. STA owns rights to any fresh market cherry, roma and vine-ripened large fruited tomato varieties developed for the joint venture using Agritope ethylene control technology and Sunseeds germplasm. STA also owns any technology jointly developed by Agritope and Sunseeds. The parties otherwise retain all rights to their respective technologies.

STA is currently in the process of developing and testing transgenic cherry, roma, and large fruited vine-ripe tomato varieties. Agritope has developed transgenic inbred lines of elite tomato germplasm provided by Sunseeds. Recent field trials have successfully demonstrated the transfer of Agritope's SAMase ripening control technology to a number of these lines. Sunseeds is in the process of conducting further breeding and evaluation field trials of these transgenic lines for evaluation in various hybrid combinations. If results of the current trials are satisfactory, selections from the trials will be evaluated in production scale trials in 2000 that, if successful, will lead to regulatory submissions and, if regulatory clearances are received, commercial-scale seed production. Seeds will then be sold to approved growers, who will pay STA a royalty on net sales of tomatoes grown from the seed.

Prior to the formation of STA, Agritope submitted safety, nutritional and environmental information on a prototype transgenic tomato line to both the USDA and the FDA. In March 1996, the USDA issued its finding that this line has no significant environmental impact and would no longer be considered a regulated article. During the same month, the FDA announced that Agritope had completed the food safety consultation process with respect to its prototype transgenic tomato line and that the variety did not raise issues that would require pre-market review or approval by that agency. In addition to receiving these U.S. regulatory clearances, Agritope also conducted field evaluations of SAMase tomato lines in Mexico under permits granted by the Mexican Ministry of Agriculture. In order to commence sale of selected varieties, Agritope will be required to make supplemental submissions to the USDA and FDA that establish that such varieties are comparable to the previously cleared lines.

Raspberry. The wholesale raspberry market, estimated at $48 million annually in the U.S., has experienced limited growth because of the extreme perishability of the fruit. Agritope believes that the successful development of raspberries containing its ethylene control technology could permit a significant expansion of the fresh raspberry market.

In raspberry, Agritope is pursuing active research in three different areas: (1) enhancement of post-harvest shelf life using Agritope's ethylene control technology; (2) possible control of gray mold and (3) control of raspberry bushy dwarf virus using a pathogen derived resistance gene.

Raspberry: Post-harvest shelf life. In collaboration with Sweetbriar Development, Inc. ("Sweetbriar"), the largest fresh raspberry producer in the U.S., Agritope has engineered several of Sweetbriar's proprietary commercial raspberry varieties to contain the SAMase gene. Hundreds of these transgenic plants are undergoing field evaluation at Sweetbriar. In the preliminary field evaluations in 1998, Sweetbriar identified two transgenic lines with significantly firmer fruit than non-transgenic controls. Further analysis of the berries from these transgenic lines confirmed a reduction of ethylene in the berries as compared to control fruit.. These transgenic lines are scheduled for large scale replicated trials in 1999 designed to confirm improved firmness of the transgenic fruit. In addition to the above two transgenic lines, many more new transgenic events will be field evaluated in 1999 by Sweetbriar.

Successful development of a commercial transgenic raspberry, which would be owned by Sweetbriar, will require successful completion of the scheduled field trials and filings to obtain the appropriate regulatory clearances. If these conditions are met, Sweetbriar would produce the new raspberries for distribution and marketing by Driscoll Strawberry Associates, the largest distributor of fresh raspberries and strawberries in the U.S. Agritope would receive royalties on wholesale product sales. Separately, Agritope has integrated its ripening control technology into several public domain varieties.

Raspberry: Fungal control. Botrytis cinerea is a fungal pathogen that causes both pre-harvest and post-harvest fruit rot of red raspberry, resulting in loss estimated to be greater than 25%. Agritope researchers have transformed plants with a gene that may confer resistance against fungal infection. Transgenic plants are currently undergoing field evaluations in cooperation with Sweetbriar and the USDA.

Raspberry: Pathogen resistance. Raspberry bushy dwarf virus ("RBDV") is the most common virus disease of raspberry, affecting yield and fruit quality. The virus occurs throughout the raspberry growing areas of the world and has become an increasingly important problem over the past 10 years. Major effects of RBDV infection are crumbly fruit and reduced yield. Transmission of RBDV is associated with flowering and, therefore, control is very difficult or impossible by chemical means.

Agritope has developed a genetic engineering approach to develop RBDV resistance in red raspberry. Transgenic plants are currently undergoing evaluation at the USDA-ARS Horticultural Crops Research facility in Corvallis, Oregon. The evaluation is expected to be completed in early 1999. If preliminary results are promising, Agritope plans to conduct large scale field evaluations in which the transgenic plants will be exposed to natural disease pressure via pollen transmission and evaluated for virus resistance traits in 2000. If the field trials are successful, additional evaluations of fruit and yield characteristics would be conducted in the following years.

Vegetable and Flower Crops. Agritope and Vilmorin, Clause & Cie ("Vilmorin"), a majority owned affiliate of Limagrain, entered into a research and development agreement (the "Vilmorin Research Agreement") in December 1997 covering certain vegetable and flower crops. Under the terms of the Vilmorin Research Agreement, Vilmorin will provide certain proprietary seed varieties and germplasm for use by Agritope in research and development projects to be funded by Vilmorin, in which Agritope technology, and possibly Vilmorin technology, may be applied to the various covered crops. The specific research projects to be conducted will be determined by agreement of the parties, taking into account recommendations of Agritope's Project Advisory Committee, two of the four members of which are to be designated by Vilmorin. Unless otherwise agreed, Vilmorin will pay, on a quarterly basis, all Agritope's out-of-pocket expenses, including employee salaries and overhead, for each selected research project.

Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements applicable to any commercial-stage products that arise out of such research and development projects. It is the intent of the parties that Agritope will receive royalties on revenues generated through sales of modified crops or modified seeds resulting from the research projects, or that Agritope will receive revenues through participation in programs providing royalties to Agritope and Vilmorin based on savings realized by farmers utilizing the modified products. If the parties are unable to agree on the terms on which a modified crop or seed is to be commercialized, the terms of commercialization will be determined by "baseball" style arbitration, in which the arbitrator chooses all of the terms proposed by one party or the other without modification or compromise.

Each of Agritope and Vilmorin will continue to own its existing proprietary technology. The parties will jointly own any new technology developed in the course of the research, other than modified crops or seeds. Each will have a right to commercialize the new technology in designated fields of use, subject to an obligation to pay royalties for such use to the other party.

During the term of the agreement, Vilmorin will have a right of first refusal to fund and participate in research projects proposed by Agritope involving the genetic alteration of a covered crop. The agreement provides that Agritope will deal with Vilmorin as a most favored customer in connection with research and commercialization agreements. Unless terminated for default, the agreement will remain in effect until the earlier of (i) expiration of all patents (and absence of trade secrets) for technology used in modified crops and seeds for which the parties have entered into commercialization agreements, and (ii) the date on which Vilmorin ceases to own at least 214,285 shares of Agritope capital stock.

In connection with the Vilmorin Research Agreement, Vilmorin purchased 214,285 shares of Agritope Series A Preferred Stock ("Series A Preferred") at a price of $7 per share. Vilmorin has agreed to provide additional funding totaling $1 million either by exercising its option to purchase Series A Preferred or through the financing of research and development projects. As of September 30, 1998, Vilmorin had committed to fund specific projects totaling $400,000, which are planned to be completed by June 30, 1999.

Vilmorin is majority owned by Limagrain. Limagrain is in turn owned by Societe Cooperative Agricole de Semences de Limague, a societe organized under the laws of France ("Cooperative"). Cooperative is a French agricultural cooperative and the third largest seed company in the world. Its principal business is the production of seeds for grains, corn, garden vegetables, and oil-producing plants.

Other Crops. Agritope is also pursuing research and development programs to incorporate its SAMase technology into other crops where perishability causes significant losses in the production and distribution process. These include strawberries, bananas, peaches, pears and apples. Agritope is working with leading proprietary tree fruit germplasm of peach, apple and pear and maintains thousands of shoots through routine micropropagation techniques. Agritope has developed rapid and efficient shoot regeneration methods in apple and pear. Transformation experiments to incorporate SAMase, the ripening control gene, into apple and pear cultivars are in progress. A patent application has been filed with respect to a novel method of apple transformation discovered during the course of the experimental work.

One component of introducing Agritope's ethylene control technology into tree fruit is to target the expression of ethylene control genes to the ripening fruit. Toward this goal, Agritope has several proprietary promoters that have already been proven in tomato and melon. In addition, Agritope has been actively identifying and testing fruit-specific promoters from apple, banana, peach, and pear. Once appropriate promoters are isolated and tested, they are used to direct expression of ethylene control genes in ripening fruit of genetically modified plants.

The estimated U.S. wholesale markets in 1996 for these crops ranged from approximately $325 million for pears, to $1.6 billion for apples and $2.4 billion for bananas.

COMMERCIALIZATION STRATEGY. Agritope is currently evaluating a number of commercialization strategies in order to realize the value of its technology. The Company intends to generate revenues by licensing rights to its technology in exchange for license fees, royalties and other payments. Agritope intends to focus its development and licensing efforts primarily toward growers and distributors of fruits and vegetables who are likely to derive the most benefit from the reduced costs and spoilage losses that could potentially result from using the Company's technologies.

As part of the Vilmorin Research Agreement, Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements covering any products that reach commercial-stage development. Agritope anticipates that it will receive royalties on the sale of any products, including modified crops or seeds, that arise out of research and development projects conducted by Agritope and funded by Vilmorin.

G R A N T S   A N D   C O N T R A C T S

U.S. DEPARTMENT OF COMMERCE GRANT. In October 1997, Agritope was awarded a U.S. Department of Commerce, National Institute of Standards and Technology ("NIST"), Advanced Technology Program ("ATP") grant. The award covers a three-year project and totals $990,000. Agritope was awarded the grant for use in the application of its proprietary ripening-control technology to certain tree fruits and bananas.

The NIST/ATP grant provides cost-shared funding for research and development projects with potential for important broad-based economic benefits to the U.S. Agritope will bear $1.8 million of the total costs of the program, which are estimated at $2.8 million. The awards are made on the basis of a rigorous competitive review that considers both scientific and technical merit.

SBIR PROGRAMS. Agritope actively participates in the SBIR programs sponsored by the USDA. The SBIR programs have two phases. Phase I covers a six-month project period and a total award not to exceed $100,000. Phase II covers a two-year project period and a total award not to exceed $750,000. Agritope was awarded a Phase I grant of $50,000 in 1994 plus a Phase II grant of $198,000 in 1995 for development of diagnostic tests for the detection of grapevine leafroll virus. In 1997, Agritope received a $55,000 Phase I grant for work on geminivirus resistance strategies in tomatoes. A second Phase I geminivirus application is currently undergoing review.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENTS. Agritope has entered into two Cooperative Research and Development Agreements ("CRADA's") with the U.S. Department of Agriculture/Agricultural Research Services ("USDA/ARS"). Under the CRADA's, Agritope will collaborate with USDA/ARS laboratories by providing research services or partial funding for research projects. In return, Agritope has been granted a right of first refusal to obtain a license for any resulting inventions. The objective of the first CRADA is to create raspberries that are resistant to RBDV. This research is a collaborative effort with the Northwest Center for Small Fruit Research, located in Corvallis, Oregon. The second CRADA is funded jointly by Agritope and Harris Moran Seed Company. It is aimed at furthering the understanding of the ethylene associated physiological processes in ripening cantaloupe using SAMase-transformed cantaloupe. This research is being carried out in collaboration with the USDA/ARS research station in Weslaco, Texas.

OTHER GRANTS AND CONTRACTS. Agritope has also been awarded grant support in the past from the Oregon Strawberry Commission and Oregon Raspberry and Blueberry Commission for antifungal biocontrol research. Agritope also receives funds for research and development programs from its strategic partners, including
Vilmorin (See "Agritope Existing Development Programs--Vegetable and Flower Crops"). Agritope intends to continue to participate in the SBIR program, similar grant programs and projects with strategic partners, as it deems appropriate. Agritope regularly makes application for new grants, but there is no assurance that grant support will be continued.

V I N I F E R A ,   I N C.

Vinifera was incorporated in 1993 to participate in the grapevine nursery business. Through proprietary processes, Vinifera propagates and grafts grapevine plants for sale to vineyards and to growers of table grapes. All of Agritope's current product sales are attributable to Vinifera. Industry sources have estimated that 44 million grafted wine grapevine plants were produced in California in 1996.

Traditionally, grapevine plants for sale to vineyards are produced seasonally using field grown, dormant cuttings that are grafted. In contrast, Vinifera uses year-round greenhouse propagation and a herbaceous grafting method that employs very young, actively growing cuttings. As a result of greenhouse propagation, Vinifera is able to develop in two years a quantity of new plants that is approximately ten times larger than can be produced with traditional techniques. In addition, herbaceous grafting with green cuttings could allow a vineyard to begin commercial production of grapes from a newly planted vineyard a year sooner than would otherwise be possible. This grafting process also produces sturdier unions than dormant grafting, resulting in significantly higher yields of successful grafts, both at the propagation stage and in the survival of actual plantings in the field. Agritope Research and Development provides disease testing services for Vinifera.

Vinifera is headquartered in Petaluma, California. Its library of grapevine plants includes 32 different phylloxera-resistant types of rootstock, 88 different wine varietal clones, and ten different table grape varietal clones. In addition, several French and Italian varietals are currently passing through quarantine and, when released, will be available to the U.S. market exclusively through Vinifera. Vinifera believes that this collection of different grapevine clones is one of the largest in the world. Vinifera's U.S. customer base consists of over 200 vineyards in California, Washington and Oregon.

P E R S O N N E L

At September 30, 1998, Agritope and its subsidiaries had 56 full-time employees, including 23 in research and development and 23 at the Vinifera grapevine plant nursery operation, which also employs seasonal part-time employees as needed. Agritope considers its relations with its employees to be excellent. None of its employees are represented by labor unions.

Agritope employs six persons holding Ph.D. degrees with specialties in the following disciplines: applied botany, bacteriology and public health, biological sciences, genetics, plant pathology and plant sciences. From time to time, Agritope also engages the services of scientists as consultants to augment the skills of its scientific staff.

S C I E N T I F I C   A D V I S O R Y   B O A R D

Agritope utilizes the services of a Scientific Advisory Board. The Scientific Advisory Board meets periodically to review Agritope's research and development efforts and to apprise Agritope of scientific developments pertinent to Agritope's business. The Agritope Scientific Advisory Board consists of chair Eugene W. Nester, Ph.D., Professor and Chair, Department of Microbiology, University of Washington; Peter R. Bristow, Ph.D., Associate Professor of Plant Pathology, Washington State University; Antoine de Courcel, Scientific Director, Vilmorin, Clause & Cie; and Christopher J. Lamb, Ph.D., Regius Professor of Plant Science, Institute of Cell and Molecular Biology, University of Edinburgh, Scotland. Dr. Nester is a member of the National Academy of Sciences.

ITEM 2.  PROPERTIES

Agritope leases approximately 11,000 square feet of office and laboratory space in Portland, Oregon. The agreement requires monthly rental payments on a triple net lease basis of $10,285 from commencement of the lease term on March 1, 1998 through May 1, 2001, and thereafter of $11,210 until expiration of the lease on February 28, 2003. Agritope relocated its office and research and development operations to the leased facilities on March 15, 1998.

Agritope owns a 15-acre farm in Woodburn, Oregon, which it uses for propagation of experimental crops. Greenhouse capacity at the farm currently totals 60,000 square feet.

Vinifera leases 250,000 square feet of greenhouse space in Petaluma, California under a lease that expires January 31, 2001. The lease provides an option to purchase the leased premises, exercisable through January 31, 1999, for a price of $1.3 million. Vinifera also leases 1,400 square feet of office space under a lease that expires February 1, 2003.

Agritope believes that its present facilities are adequate to meet current requirements.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this filing, Agritope is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Agritope common stock (the "Common Stock") is traded on the SmallCap tier of The Nasdaq Stock Market under the symbol "AGTO." Trading commenced on December 29, 1997. As reported by Nasdaq, the following table sets forth the range of high and low sales prices for the Common Stock since commencement of trading:


                          Year ended September 30, 1998
             --------------------------------------------------------

              Sales price per share                 High        Low

              First Quarter ....................    7.50        6.00
              (from December 29, 1997)

              Second Quarter ...................    8.00        4.38

              Third Quarter ....................    5.00        3.13

              Fourth Quarter ...................    4.25        1.38


At November 30, 1998, the Company had 4,050,150 shares of Common Stock outstanding, held by 865 stockholders of record.

Agritope has never declared or paid cash dividends on its common stock. Agritope currently anticipates that it will retain all future earnings for use in the operation and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA Financial Data

The following table sets forth selected historical consolidated income and balance sheet data of Agritope and its subsidiaries. The consolidated balance sheet data at September 30, 1998 and 1997 and the consolidated operating results data for the years ended September 30, 1998, 1997, and 1996 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report. The balance sheet data at September 30, 1996 and 1995 and operating results data for the years ended September 30, 1995 and 1994 are derived from audited consolidated financial statements and notes thereto not included in this Annual Report. The balance sheet data at September 30, 1994 are derived from unaudited consolidated financial statements and notes thereto not included in this Annual Report and, in the opinion of management, include all adjustments necessary for fair presentation. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (In thousands, except per share data)               Year ended September 30
CONSOLIDATED OPERATING RESULTS                       1998         1997         1996         1995(1)    1994(1)
Revenues...................................      $  2,800     $  1,551       $  585     $  2,110   $  2,213
Operating costs and expenses...............         9,024        6,089        2,821        9,920     11,703
Other income (expense), net ...............           980       (4,153)(2)     (265)        (235)      (314)
Net loss...................................        (5,244)      (8,691)      (2,501)      (8,045)    (9,804)
Net loss per share (basic and diluted) (3).         (1.42)       (3.23)        (.93)       (2.99)     (3.64)
Shares used in per
  share calculations (3)...................         3,705        2,691        2,691        2,691      2,691

                                                                    September 30
                                                     1998         1997         1996         1995       1994
CONSOLIDATED BALANCE SHEET                                                                     Unaudited
Working capital (deficiency)............         $  6,884     $  1,659    $  (3,163)    $    846   $    418
Total assets............................           14,390        7,285        5,670        4,067      4,081
Long-term debt..........................               10           15            -           22         38
Convertible notes, due 1997.............                -            -        3,620        3,620      4,070
Accumulated deficit.....................          (46,419)     (41,168)     (32,478)     (29,976)   (21,931)
Shareholder's equity (deficit)..........           11,010        4,763        1,008           75       (482)

(1)      Data for  1995  and 1994  include  revenues  of $2.0  million  and $2.1 million, and operating losses of $3.8 million and $5.6 million, respectively, attributable to business units which were divested. See
         Note 3 to consolidated financial statements.
(2) Includes non-cash charges of $2.3 million, reflecting the permanent impairment in the value of Agritope's investment in affiliated companies, and $1.2 million for the conversion of Agritope convertible notes into Epitope, Inc. common stock, no par value ("Epitope Stock") at a reduced price. See Notes 3 and 5 to consolidated financial statements.
(3) Net loss per share (basic and diluted) is presented on a pro forma basis assuming that the distribution of Agritope common stock pursuant to the spin-off had occurred on October 1, 1994. potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidulutive. See Note 2 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

O V E R V I E W

Agritope consists of two units: Agritope Research and Development and Vinifera, Inc. ("Vinifera"). Agritope Research and Development uses biotechnology to develop improved plant varieties for sale to the fresh produce industry. To date, Agritope has not completed commercialization of this technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business. During 1995, Vinifera was in the development stage and generated minimal product sales. Vinifera commenced commercial stage operations in 1996. Vinifera's operations are included in results of operations for the fourth quarter of 1996, and for all of 1997 and 1998.

The accompanying consolidated financial statements have been prepared to reflect the historical operating results and financial condition of Agritope and its subsidiaries. The operating statements include the cost of certain corporate overhead services which were provided on a centralized basis for the benefit of the medical products business conducted by Epitope and the agricultural biotechnology business conducted by Agritope and its subsidiaries ("Shared Services"). Such expenses were allocated using activity indicators which, in the opinion of management, represent a reasonable measure of the respective business' utilization of or benefit from such Shared Services. Epitope provided such services through December 1, 1997 and, pursuant to a Transition Services and Facilities Agreement, continued to provide office and laboratory space and certain other services after that date until March 15, 1998 when the Company moved to a separate facility.

In July 1997, the board of directors of Epitope, Inc. approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. The spin-off was completed on December 30, 1997. To finance its operations as an independent entity, Agritope sold 1,343,704 shares of Agritope common stock, including associated preferred stock purchase rights, to certain foreign investors pursuant to the Regulation S exemptions under the Securities Act of 1933, as amended. The shares were sold at a price of $7 per share for an aggregate price of $9.4 million. Proceeds were received immediately after the spin-off. In connection with a research and development collaboration, Agritope also sold 214,285 shares of its newly designated Series A Preferred Stock to Vilmorin at a price of $7 per share for an aggregate price of $1.5 million. The proceeds of the preferred stock sale were received approximately one week after the completion of the spin-off. Epitope no longer owns or controls any shares of Agritope stock following the spin-off.

R E S U L T S   O F   O P E R A T I O N S

Years ended September 30, 1998, 1997 and 1996

REVENUES. Total revenues increased by $1.2 million or 80 percent from 1997 to 1998, and increased by $966,000 or 165 percent from 1996 to 1997. Revenues by component are shown below:


YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)                                      1998             1997            1996

Product sales
     Grapevine plant sales....................................           $ 2,575          $ 1,436           $   -
Grants and contracts
     Government research grants...............................               207               30             145
     Research projects with strategic partners................                 -               53             326
     Other....................................................                18               32             114
                                                                     -----------             ----           -----
                                                                             225              115             585

Total revenue                                                            $ 2,800          $ 1,551           $ 585


Grapevine plant sales pertain to Agritope's majority owned subsidiary, Vinifera. Grapevine plant sales increased $1.1 million or 79 percent from 1997 to 1998 due to expansion of Vinifera's customer base. Vinifera was sold in the third quarter of 1995, and a majority interest was reacquired at the end of August 1996. Vinifera had no product sales in September 1996. Vinifera was in the development stage in 1995, commenced commercial stage operations in 1996 and continued its marketing efforts and expansion of its customer base during 1997 and 1998. Vinifera currently has confirmed orders exceeding $1.6 million for delivery in the spring and summer of 1999 as compared to confirmed orders of $1.4 million at the beginning of fiscal 1998.

Grant and contract revenues pertain to research projects directed at developing superior new plants through genetic engineering. Revenue from such projects can vary significantly from year to year as new projects are started while other projects may be extended, completed or terminated. In addition, not all research projects conducted by Agritope receive grant or contract funding. Grant and contract revenues in 1996 included three significant contracts with strategic partners for joint research projects. There were no material revenues from strategic partners in 1998 or 1997. Grant and contract revenue also included SBIR government grants totaling $78,000, $30,000, and $145,000 in 1998, 1997 and 1996, respectively.

In October 1997, the Company was awarded a three-year matching grant totaling $990,000 under the Advanced Technology Program of the U.S. Department of Commerce National Institute of Standards and Technology ("NIST"), to study the application of Agritope's ripening technology to certain tree fruits and bananas. The NIST grant funds 49% of the Company's direct costs incurred for the study. Grant and contract revenues in 1998 include $129,000 applicable to the study.

In 1997, Vilmorin agreed to provide $400,000 to fund the Company's direct and indirect costs of conducting certain specified research projects from July 1, 1998 through June 30, 1999. No revenue was recognized with respect to such projects in 1998.

GROSS MARGIN. Vinifera recorded a negative gross margin in 1998. Loss of grafted plants due to abnormal weather conditions caused grafting yield to be significantly lower than planned, especially in the fourth quarter of 1998 resulting in a charge of $974,000 to reduce inventory to net realizable value. Gross margin on product sales was 7.7 percent of sales for 1997. Gross margin in 1997 was adversely affected by production start-up costs incurred during the expansion of production capacity at Vinifera. There were no comparable product sales in 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in 1998, 1997 and 1996 totaled $2.5 million, $1.7 million and $1.3 million, respectively. Such expenses increased $790,000 from 1997 to 1998. In 1998, the Company initiated work on banana and tree fruit under the NIST grant and also conducted extensive field trials of its extended shelf-life cantaloupes. An increase of $343,000, or 26 percent, from 1996 to 1997 reflects increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology as well as research and development efforts to improve grapevine plant propagation conducted by Vinifera.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1998, 1997 and 1996 were $3.14 million, $3.08 million and $1.48 million, respectively. In 1988, expenses included non-cash charges of $309,000 for amortization of the excess of fair value of stock options at date of grant over the exercise price and $81,000 representing the fair value of stock options issued to consultants. See Note 6 to consolidated financial statements. Expenses in 1997 included $913,000 of costs incurred by Vinifera, which was not part of Agritope during the first eleven months of 1996. The increase in 1997 is also attributable to expenses of $424,000 related to a withdrawn proposal to create two classes of common stock of Epitope. During 1997, Vinifera expanded greenhouse capacity and continued to establish marketing and administrative functions at its new headquarters location in Petaluma, California. Such activities contributed to relatively high selling, general and administrative expenses in comparison to product sales levels.

Selling, general and administrative expenses included $228,000, $1.4 million and $1.1 million for the allocation of Shared Services in 1998, 1997 and 1996, respectively. The amount of allocated Shared Services increased by $334,000 or 31 percent from 1996 to 1997 as a result of the reacquisition of Vinifera in August 1996, as well as increased corporate costs at Epitope due to increased administrative personnel. Epitope provided such services through December 1, 1997 and, pursuant to a Transition Services and Facilities Agreement, continued to provide office and laboratory space and certain other services after that date until March 15, 1998 when the Company moved to a separate facility.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was affected by three significant non-recurring charges totaling $4.2 million in 1997. During 1997, Agritope recorded a non-cash charge to results of operations of $2.3 million, reflecting the permanent impairment in the value of its investment in affiliated companies (UAF and Petals). Additionally, conversion of $3.4 million principal amount of Agritope convertible notes into Epitope common stock at a reduced conversion price resulted in a charge to results of operations of $1.2 million. Also in 1997, a charge of $744,000 in recognition of the Company's contingent liability as primary lessee on two leases pertaining to Agritope's discontinued wholesale fresh flower packaging and distribution business was recognized. In 1998, the Company sold its minority interest in Vinifera Sudamericana, SA for $70,000 and recognized a loss of $130,000.

Interest income of $224,350 was earned in 1998 from investment of proceeds of private placements of capital stock in the last three quarters of 1998. Interest expense decreased by $240,000 or 90 percent from 1996 to 1997 due to the conversion of $3.4 million principal amount of Agritope notes into Epitope common stock in the first quarter of 1997 and payment of the remaining principal amount of $240,000 on June 30, 1997.

L I Q U I D I T Y   A N D   C A P I T A L   R E S O U R C E S

SEPTEMBER 30                                          1998                 1997
                                                           (in thousands)

Cash and cash equivalents....................         $ 3,904            $     4
Working capital .............................           6,884              1,659

At September 30, 1998, Agritope had working capital of $6.9 million as compared to working capital of $1.7 million at September 30, 1997. Proceeds from private placements of equity securities provided increased working capital for 1998. Working capital at Vinifera increased $3.3 million due to increased sales and production at Vinifera and the resultant increase in inventory and accounts receivable.

The increase in working capital in 1997 was principally attributable to the conversion of $3.4 million of convertible notes into 250,367 shares of Epitope common stock in the first quarter of 1997. Concurrent with the note conversion, Epitope made a $4.4 million non-cash capital contribution to Agritope. Working capital also increased due to a $1.6 million buildup in Vinifera's inventory of growing grapevine plants. The plants can be maintained in greenhouses or stored outside for several years during which time they continue to grow. Inventory on hand at September 30, 1998 represents grapevine plants expected to be sold in the spring and summer of 1999.

Agritope expended $1.3 million in 1998 to furnish and equip its newly occupied facilities and $638,000 for patents and licenses of proprietary technology. Vinifera expended $861,000 to expand production capacity. Expenditures for property and equipment were $1.9 million during 1997, largely as a result of expansion of greenhouse capacity at Vinifera. Expenditures for patents and proprietary technology in 1997 included a one-time cash payment of $590,000 to a co-inventor of Agritope's ethylene control technology who is an officer of Agritope. Agritope has also acquired certain rights to certain proprietary genes for which it made payments of $171,000 in 1997 and $300,000 in 1998. Such amounts are included in "Patents and proprietary technology, net." Agritope's investment in affiliated companies, obtained in connection with the divestiture of its fresh flower packaging and distribution business, was reduced by a non-cash charge of $2.3 million in 1997 reflecting the permanent impairment in the value of these investments.

Historically, through September 30, 1997, the primary sources of funds for meeting Agritope's requirements for operations, working capital and business expansion have been $45.4 million in cash from Epitope, $5.4 million principal amount of convertible notes, $1.6 million of investments in Vinifera by minority shareholders, and $1.0 million in funding from strategic partners and other research grants. In 1998, Agritope realized $1.2 million in cash from Epitope prior to the spin-off. Proceeds from private placements yielded $9.8 million for Agritope and minority shareholders of Vinifera invested $1.8 million. Agritope expects to continue to require significant funds to support its operations and research activities. Agritope intends to utilize cash reserves, cash generated from sales of products, and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also rely on the sale of equity securities to generate additional funds.

Agritope presently anticipates that funds on hand as of September 30, 1998, will be sufficient to finance operations as a separate business for the upcoming year, based on currently estimated revenues and expenses. Because this estimate is based on a number of factors, many of which are beyond the Company's control, there can be no assurance that this estimate will prove to be accurate, and to the extent that Agritope's operations do not progress as anticipated, additional capital may be required. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

Agritope has completed a Year 2000 review of its systems and procedures to determine the costs and risks related to the Year 2000 date conversion. As a result of this review, the Company believes that it will not incur material Year 2000 remedial costs and that its operations will not be materially affected by the Year 2000 conversion, and as a consequence it has not established a contingency plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's Consolidated Financial Statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Effective February 23, 1998, Agritope dismissed its prior independent accountant, PricewaterhouseCoopers LLP. The decision to change accountants was recommended by Agritope's Audit Committee and was approved by its Board of Directors.

     PricewaterhouseCoopers LLP reports on Agritope's financial statements for fiscal years 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the PricewaterhouseCoopers LLP report on the financial statements for the year ended September 30, 1997 included an explanatory paragraph regarding a change in the basis of presentation of such financial statements from those previously issued.

     During the audits for the fiscal years 1997 and 1996 and through the date hereof, there were no disagreement between Agritope and PricewaterhouseCoopers LLP on any matters of auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     Agritope requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated February 27, 1998, was filed as Exhibit 16 to a report on Form 8-K dated February 23, 1998 and is incorporated herein by reference.

(b) Effective February 23, 1998, Agritope engaged Arthur Andersen LLP ("Arthur Andersen") as its principal accountant. During fiscal years 1997 and 1996 and through February 23, 1998, Agritope did not consult Arthur Andersen regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

                                    PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its 1999 annual meeting of stockholders (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Principal Shareholders" in the Proxy Statement

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (a) (2)  Financial Statements and Schedules
                                                                            Page

Agritope, Inc. and Subsidiaries

Reports of Independent Accountants........................................    18
Consolidated Balance Sheets as of September 30, 1998 and 1997.............    20
Consolidated Statements of Operations for the years ended September 30,
 1998, 1997 and 1996.......................................................   21
Consolidated Statements of Changes in Stockholders' Equity for the years
 ended September 30, 1998, 1997 and 1996...................................   22
Consolidated Statements of Cash Flows for the years ended September 30,
 1998, 1997 and 1996.......................................................   23
Notes to Consolidated Financial Statements.................................   24

No schedules are included in the foregoing financial statements because the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)  (3) Exhibits

See Index to Exhibits following the signature page of this report.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the fiscal year covered by this report.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

R E P O R T    OF   I N D E P E N D E N T   A C C O U N T A N T S

To the Board of Directors and Stockholders of Agritope, Inc.

We have audited the accompanying consolidated balance sheet of Agritope, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agritope, Inc. as of September 30, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Portland, Oregon,
October 30, 1998

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

R E P O R T    O F   I N D E P E N D E N T   A C C O U N T A N T S

To the Board of Directors and Stockholders of Agritope, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows as of and for each of the two years in the period ended September 30, 1997 present fairly, in all material respects, the financial position, results of operations and cash flows of Agritope, Inc. and its subsidiaries as of and for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Agritope, Inc. for any period subsequent to September 30, 1997.


PricewaterhouseCoopers LLP

Portland, Oregon
October 31, 1997

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

C O N S O L I D A T E D   B A L A N C E   S H E E T S


September 30                                                                1998                      1997

Assets
Current assets
Cash and cash equivalents (Note 2)...................              $    3,904,087           $        4,384
Trade accounts receivable, net (Note 2)..............                   1,033,860                  617,359
Other accounts receivable............................                     124,690                    5,554
Inventories (Note 2).................................                   3,289,172                2,081,295
Prepaid expenses.....................................                     172,196                  276,224
                                                                  ---------------           --------------
Total current assets.................................                   8,524,005                2,984,816

Property and equipment, net (Notes 2 and 4)..........                   4,100,804                2,749,788
Patents and proprietary technology, net (Note 2).....                   1,736,998                1,276,692
Investment in affiliated companies (Note 3)..........                           -                  246,962
Other assets and deposits ...........................                      28,519                   26,797
                                                                  ---------------           --------------
                                                                      $14,390,326              $ 7,285,055

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable.....................................              $      178,171            $     100,945
Current portion of installment notes payable.........                       4,255                    4,255
Current portion of lease liability (Note 9)..........                     358,404                  341,304
Deposits on customer orders..........................                     599,944                  389,931
Salaries, benefits and other accrued liabilities.....                     499,313                  489,573
                                                                      -----------             ------------
Total current liabilities............................                   1,640,087                1,326,008

Long-term portion of installment notes payable.......                      10,238                   14,569
Long-term portion of lease liability (Note 9)........                     115,785                  450,805
Minority interest (Note 3)...........................                   1,613,977                  730,947

Commitments and contingencies (Note 9)

Stockholders' equity (Note 6)
Preferred stock, par value $.01
  10,000,000 shares authorized; 214,285 shares
  and no shares issued and outstanding,  respectively                       2,143                        -
Common stock, par value $ .01
  30,000,000 shares authorized; 4,050,150 shares
  and 2,690,776 shares issued and outstanding,
  respectively.......................................                      40,502                   26,908
Additional paid-in capital...........................                  57,386,675               45,910,932
Accumulated deficit..................................                 (46,419,081)             (41,175,114)
                                                                      ------------             ------------
                                                                       11,010,239                4,762,726

                                                                     $ 14,390,326             $  7,285,055

The accompanying notes are an integral part of these statements.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

C O N S O L I D A T E D   S T A T E M E N T S   O F   O P E R A T I O N S


For the Year Ended September 30                                      1998              1997               1996

Revenues
Product sales........................................        $  2,574,976     $   1,436,498       $          -
Grants and contracts (Note 8)........................             224,688           114,692            585,485
                                                           --------------         ---------          ---------
                                                                2,799,664         1,551,190            585,485

Costs and expenses
Product costs........................................           3,414,293         1,326,163                  -
Research and development costs (Notes 2 and 8).......           2,471,374         1,681,646          1,338,703
Selling, general and administrative expenses
  (Notes 2 and 6)....................................           3,138,437         3,081,074          1,482,694
                                                            -------------       -----------        -----------
                                                                9,024,104         6,088,883          2,821,397

Loss from operations.................................          (6,224,440)       (4,537,693)        (2,235,912)
                                                             -------------      ------------       ------------

Other income (expense), net
Interest income......................................             224,350                 -                  -
Interest expense.....................................              (1,248)          (25,307)          (265,356)
Valuation loss (Note 3)..............................                   -        (2,258,080)                 -
Debt conversion (Note 5).............................                   -        (1,216,654)                 -
Other, net (Notes 3 and 9)...........................            (125,052)         (927,234)                 -
                                                             -------------        ----------                --
                                                                   98,050        (4,427,275)          (265,356)

Minority interest in subsidiary net loss.............             882,423           274,369                  -
                                                             ------------          --------                 --

Net loss.............................................        $ (5,243,967)     $ (8,690,599)      $ (2,501,268)

Net loss per share (basic and diluted) (Note 1)......            $  (1.42)         $  (3.23)           $  (.93)

Weighted average number
  of shares outstanding..............................           3,705,490         2,690,770          2,690,770


The accompanying notes are an integral part of these statements.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

C O N S O L I D A T E D   S T A T E M E N T S   O F   C H A N G E S
I N   S T O C K H O L D E R S '  E Q U I T Y


                                                        Shares              Preferred   Common      Additional   Accumulated
                                                 Preferred    Common          stock     stock    Paid-in capital   Deficit
Balances at September 30, 1995 (Note 1).......         -     2,690,776      $     -    $  26,908   $30,031,356   $(29,983,247)
Compensation expense for stock awards (Note 6)         -             -            -            -        14,500              -
Compensation expense for stock option grants
  (Note 6)....................................         -             -            -            -       229,164              -
Cash contribution from Epitope, Inc. (Note 1).         -             -            -            -     3,190,194              -
Net loss for the year ........................         -             -            -            -             -     (2,501,268)
                                              -------------------------------------------------------------------------------------
Balances at September 30, 1996 (Note 1).......         -     2,690,776$           -    $  26,908   $33,465,214   $(32,484,515)

Compensation expense for stock awards (Note 6)         -             -            -            -        33,063              -
Compensation expense for stock option grants
  (Note 6)....................................         -             -            -            -        20,832              -
Capital contributed by Epitope, Inc.,
  upon exchange of convertible notes (Note 5).         -             -            -            -     4,529,009              -
Equity issuance costs (Note 5)................         -             -            -            -       (86,134)             -
Minority interest investment in subsidiary (Note 6)    -             -            -            -       742,752              -
Cash contribution from Epitope, Inc. (Note 1).         -             -            -            -     7,206,196              -
Net loss for the year ........................         -             -            -            -             -      (8,690,599)
                                              ------------------------------------------------------------------------------------
Balances at September 30, 1997 (Note 1).......         -     2,690,776$           -    $  26,908   $45,910,932    $(41,175,114)

Compensation expense for stock option grants
  (Note 6)....................................         -             -            -            -       390,420               -
Common stock issued as compensation (Note 6)..         -        15,670            -          157        40,345               -
Common stock issued in private placement (Note 1)      -     1,343,704            -       13,437    10,322,333               -
Preferred stock issued in private placement
  (Note 8)....................................   214,285             -        2,143            -     1,497,852               -
Equity issuance costs ........................         -             -            -            -    (2,023,347)              -
Cash contribution from Epitope, Inc. (Note 1).         -             -            -            -     1,248,140               -
Net loss for the year ........................         -             -            -            -             -      (5,243,967)
                                              -------------------------------------------------------------------------------------
Balances at September 30, 1998 ...............   214,285     4,050,150     $  2,143    $  40,502   $57,386,675    $(46,419,081)

The accompanying notes are an integral part of these statements.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


For the Year Ended September 30                                       1998            1997               1996

Cash flows from operating activities
Net loss.............................................         $ (5,243,967)   $ (8,690,599)      $ (2,501,268)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization........................              951,209         566,813            294,045
Loss on sale of property.............................                   54               -                  -
Compensation expense for stock awards................               40,502          33,063             14,500
Compensation expense for stock option grants.........              390,420          20,832            229,164
Minority interest in subsidiary net loss.............             (882,423)       (274,369)                 -
Valuation loss.......................................                    -       2,258,080                  -
Non-cash portion of cost of debt conversion..........                    -       1,149,054                  -
Decrease (increase) in receivables...................             (535,637)       (325,590)           832,333
(Increase) in inventories............................           (1,207,877)     (1,571,550)          (509,745)
Decrease (increase) in prepaid expenses..............              104,028        (275,412)            55,252
Decrease (increase) in other assets and deposits.....               (1,722)         21,462            (36,219)
Increase in accounts payable and
  accrued liabilities................................               86,966       1,022,592             27,716
Increase (decrease) in deposits on customer orders...              210,013         (76,986)           466,917
Other................................................              162,647               -                  -
                                                              ------------              --                 --
Net cash used in operating activities                           (5,925,787)     (6,142,610)        (1,127,305)

Cash flows from investing activities
Additions to property and equipment..................           (2,126,906)     (1,927,209)          (886,646)
Proceeds from sale of property.......................               11,033               -                  -
Expenditures for patents and proprietary
  technology.........................................             (646,712)       (870,910)          (411,943)
Investment in affiliated companies...................               70,000         (56,419)          (473,790)
                                                             -------------       ----------        -----------
Net cash used in investing activities                           (2,692,585)     (2,854,538)        (1,772,379)

Cash flows from financing activities
Issuance of long-term debt...........................                    -          20,887                  -
Principal payments on long-term debt ................               (4,331)       (242,063)           (39,508)
Payments on long-term lease obligation...............             (317,920)              -                  -
Proceeds from issuance of stock (Note 5).............            9,812,418               -                  -
Minority interest investment in subsidiary (Note 6)..            1,779,768       1,540,000            215,407
Cash from Epitope, Inc...............................            1,248,140       7,206,196          3,190,194
                                                              ------------      ----------        -----------
Net cash provided by financing activities                       12,518,075       8,525,020          3,366,093

Net increase (decrease) in cash and cash equivalents.            3,899,703        (472,128)           466,409
Cash and cash equivalents at beginning of year.......                4,384         476,512             10,103
                                                            --------------       ---------           --------
Cash and cash equivalents at end of year                      $  3,904,087   $       4,384       $    476,512

The accompanying notes are an integral part of these statements.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  1    T H E   C O M P A N Y

Agritope, Inc. (the "Company" or "Agritope") is a Delaware corporation utilizing biotechnology to develop and market superior new plants and related products. Through its 64 percent owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagating, growing, and distributing of grapevine plants. Agrimax Floral Products, Inc. ("Agrimax") is an inactive subsidiary that holds minority interests in a flower distribution business. See
Note 3, Investment in Affiliated Companies for further discussion. Prior to December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope"), an Oregon corporation engaged in the development and marketing of medical diagnostic products.

AGRITOPE SPIN-OFF. In July 1997, the Epitope board of directors approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. In December 1997, Agritope sold 1,343,704 shares of Agritope common stock in a private placement to certain investors for an aggregate price of $9,406,000, immediately after the spin-off. The spin-off was accomplished by a distribution of 2,690,776 shares of Agritope common stock to Epitope shareholders, representing 100% of Epitope's holdings of Agritope common stock.

Agritope and Epitope entered into certain agreements governing the ongoing relationship between the companies after the spin-off, including a Separation Agreement, a Tax Allocation Agreement, a Transition Services and Facilities Agreement and an Employee Benefits Agreement. Pursuant to the Employee Benefits Agreement, Agritope established replacement plans that effectively continue to provide benefits available under current Epitope benefit plans.

DELAWARE REINCORPORATION; RECAPITALIZATION. In November 1997, in connection with the spin-off of Agritope by Epitope, Agritope agreed to merge with Agritope, Inc., a newly formed Delaware corporation. The purpose of the merger was to change the Company's domicile from Oregon to Delaware and increase the Company's authorized capital stock to 30 million shares of common stock, par value $.01 per share, and 10 million shares of preferred stock, par value $.01 per share. The merger occurred on December 3, 1997.

On November 25, 1997, the Agritope board of directors declared a stock dividend of 690,866 shares of Agritope common stock to the sole Agritope stockholder. Subsequently, 2,690,766 shares of Agritope common stock were distributed to the shareholders of Epitope in the spin-off and the remaining shares, representing fractional interest, were redeemed for cash. All of the shares of Agritope common stock that were distributed to Epitope shareholders have been reflected as outstanding for all periods presented in the accompanying financial statements.

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
P O L I C I E S

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of Agritope and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20 percent are carried at cost or estimated net realizable value, whichever is lower. Intercompany balances with Epitope have been reflected as capital contributions (common stock and additional paid-in capital) in the accompanying consolidated financial statements because they were converted into a permanent capital contribution in conjunction with the spin-off. Certain prior year amounts have been reclassified to conform to 1998 presentation.

Certain corporate overhead services such as accounting, annual meeting costs, annual report preparation, audit, executive management, facilities, finance, general management, human resources, information systems, investor relations, legal services, payroll and SEC filings were provided by Epitope on a centralized basis for the benefit of Agritope ("Shared Services"). Such expenses have been allocated to Agritope in the accompanying financial statements using activity indicators which, in the opinion of management, represent a reasonable measure of Agritope's utilization of such Shared Services. These activity indicators, which were reviewed periodically and adjusted to reflect changes in utilization, include number of employees, number of computers, and level of expenditures. Management believes that the amount allocated for these Shared Services is not materially different from the amount which would be incurred by Agritope for such services provided on a stand-alone basis. Allocated Shared Services of $227,990, $1,402,895 and $1,069,249, respectively, for 1998, 1997 and 1996 are included under the caption "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Epitope discontinued provision of Shared Services in March 1998 when Agritope moved to separate physical facilities.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
P O L I C I E S,   C O N T I N U E D

Cash and Cash Equivalents. For purposes of the consolidated balance sheets and statements of cash flows, all highly liquid investments with maturities at time of purchase of three months or less are considered to be cash equivalents.

Inventories. Inventories, consisting principally of growing grapevine plants at Vinifera, are recorded at the lower of average cost or market. Average cost includes all direct and indirect costs attributable to the growing grapevine plants. Inventory is summarized as follows:

                                                                September 30
                                                            1998            1997
Operating supplies ...........................    $      142,900     $         -
Work-in-process ...............................          128,374       1,387,706
Finished goods ................................        3,017,898         693,589
                                                    ------------       ---------
                                                     $ 3,289,172     $ 2,081,295

Loss of grafted plants due to abnormal weather conditions caused grafting yield to be significantly lower than planned, especially in the fourth quarter of fiscal 1998, resulting in a charge of $974,000 to product costs in order to reduce inventory to net realizable value.

DEPRECIATION AND CAPITALIZATION POLICIES. Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for renewals and betterments are capitalized. Depreciation and amortization of property and equipment are calculated primarily under the straight-line method over the estimated useful lives of the related assets (three to seven years). Leasehold improvements are amortized over the shorter of estimated useful lives or the terms of the related leases. When assets are sold or otherwise disposed of, cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in results of operations.

ACCOUNTING FOR LONG-LIVED ASSETS. The Company reviews its long-lived assets for impairment periodically or as events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If the estimated net cash flows are less than the carrying amount of the long-lived assets, the Company recognizes an impairment loss in an amount necessary to write down long-lived assets to fair value as determined from expected discounted future cash flows. This accounting policy is consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 3, Investment in Affiliated Companies.

PATENTS  AND  PROPRIETARY  TECHNOLOGY.   Direct  costs  associated  with  patent
submissions and acquired technology are capitalized and amortized over their minimum estimated economic useful lives, generally five years.

In August 1996, the Company amended the 1987 agreement pursuant to which it acquired its patented ethylene control technology. A co-inventor of the technology relinquished all rights to future compensation under the agreement in exchange for a one-time cash payment of $365,000, a research grant and a limited non-exclusive license to use the technology for one crop. The amount is included under the caption "Patents and proprietary technology" and is being amortized over 15 years, the remaining life of the related patent.

On November 11, 1996, the Company further amended the ethylene control technology agreement. A co-inventor of the technology who is an officer of the Company relinquished all rights to future payments under the agreement in exchange for a one-time cash payment of $590,000. The amount is included under the caption "Patents and proprietary technology" and is being amortized over 15 years, the remaining life of the related patent.

Amortization and accumulated amortization are summarized as follows:


                                                                     1998                1997                1996
Amortization for the year ended September 30,........           $ 186,406           $ 104,461           $  91,110
Accumulated amortization.............................             419,428             233,022             128,561


A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
P O L I C I E S,   C O N T I N U E D

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for installment notes payable approximates fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for all derivative financial instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative financial instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

REVENUE RECOGNITION. Product sales are recognized when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. These grants and contracts generally provide for progress payments as expenses are incurred and certain research milestones are achieved. Revenue related to such grants and contracts is recognized as research milestones are achieved. Accounts receivable are stated net of an allowance for doubtful accounts of $25,057 as of September 30, 1998 and $57 as of September 30, 1997.

MAJOR CUSTOMER. For the years ended September 30, 1998 and 1997, respectively, one customer purchased $829,578 and $337,374 of grapevine plants from Vinifera, representing 32.2% and 23.4% of Vinifera's net sales.

RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised of those costs associated with Agritope's ongoing research and development activities to develop superior new plants. Expenditures for research and development also include costs incurred under contracts to develop certain products, including those contracts resulting in grant and contract revenues. All research and development costs are expensed as incurred.

INCOME TAXES. The Company accounts for certain revenue and expense items differently for income tax purposes than for financial reporting purposes. These differences arise principally from methods used in accounting for stock options and depreciation rates. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but with additional financial statement disclosure. The Company has adopted two stock-based compensation plans for employees and has elected to apply the existing accounting rules under APB 25. See Note 6.

NET LOSS PER SHARE. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This new standard became effective for interim and annual periods ending after December 15, 1997. SFAS 128 requires the reporting of "basic" and "diluted" earnings per share ("EPS") instead of "primary" and "fully diluted" EPS as required under prior accounting principles. Basic EPS eliminates the common stock equivalents considered in calculating primary EPS. Diluted EPS is similar to fully diluted EPS. Basic EPS under SFAS 128 does not differ from the Company's previously reported EPS. The following potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidilutive:


YEAR ENDED SEPTEMBER 30                                            1998                 1997                 1996
Options to purchase common stock..................            1,255,264                    -                    -
Warrants to purchase common stock.................              583,333                    -                    -
Preferred stock...................................              214,285                    -                    -
                                                            -----------             --------             --------
                                                              2,052,882                    -                    -

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
P O L I C I E S,   C O N T I N U E D

SUPPLEMENTAL CASH FLOW INFORMATION. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:


YEAR ENDED SEPTEMBER 30                                            1998                 1997                 1996
Conversion of notes to equity (Notes 5 and 6).....           $        -          $ 3,380,000                    -
Fair value of warrants issued in connection
  with spin off and related private placement.....              929,842                    -                    -
Minority interest contribution of capital (Note 6)                    -              742,752                    -

Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

N O T E  3   I N V E S T M E N T  I N    A F F I L I A T E D   C O M P A N I E S

AGRIMAX. Agritope's investment in affiliated companies includes a 9 percent interest in UAF, Limited Partnership ("UAF"), a fresh flower distribution operation in Charlotte, North Carolina, owned by its wholly owned subsidiary, Agrimax

In May 1995, Agrimax ceased operations as an independent entity. Agrimax had been engaged in the fresh flower packaging and distribution business. Also in May 1995, the Company surrendered control of its Charlotte facility and contributed inventory and operating supplies to a limited liability company ("LLC") 60 percent owned by Universal American Flowers, Inc. and 40 percent owned by the Company pursuant to an Operating and Transition Agreement (the "Agreement"). Pursuant to the Agreement, on October 27, 1995, the assets and liabilities of LLC and of Universal American Flowers, Inc., together with the Company's equipment and leasehold improvements located at the Charlotte facility, were transferred to a newly formed entity, UAF. UAF also assumed the liability for the lease of the Charlotte facility. In fiscal 1995, the Company removed the assets transferred to LLC from its books and recorded the cost of such assets as "Investment in affiliated companies," less a charge of $500,000, representing the Company's share in the losses of LLC during the intervening period in which a 40 percent interest was held, and estimated costs to discontinue the Agrimax business. Until May 1995, the Agrimax business was included in the Company's financial statements. From May 1995 through October 27, 1995, the Company followed the equity method of accounting for its investment in UAF in accordance with Accounting Principles Board Opinion No. 18 ("APB 18"). Since October 27, 1995, the investment in UAF has been accounted for under the cost method in accordance with APB 18. In 1996, the equity interest of Agrimax in UAF was reduced to 9 percent as the result of a re-capitalization of UAF.

In 1996, Agrimax contributed the operating assets of its discontinued St. Paul, Minnesota operations to Petals USA, Inc. ("Petals"), a fresh flower distribution company in which Agritope held a minority interest,, an unrelated company, in exchange for a 19.5 percent equity interest in Petals. No gain or loss was recognized on the transaction with Petals and the investment in Petals was recorded at the net book value of the contributed assets.

Based on information that became available on December 26, 1996, including information related to continued operating losses at UAF in the four months ended October 31, 1996, coupled with a shortfall in sales and larger operating loss than expected at Petals in the fourth quarter of calendar 1996, the Company recorded a non-cash charge to results of operations of $1,900,000 during the first quarter of fiscal 1997, reflecting the permanent impairment in the value of its investment in affiliated companies, and reducing the carrying value of the assets to management's estimate of the net realizable value.

An additional charge of $358,000 was recorded in the fourth quarter of fiscal 1997 based on information received in October 1997 that the majority owner of Petals intended to either sell the business or cease operations and liquidate assets. In November 1997, Petals ceased operations and liquidated assets. All proceeds from the liquidation were applied to outstanding debts of Petals.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  3   I N V E S T M E N T  I N   A F F I L I A T E D   C O M P A N I E S,
C O N T I N U E D

The Company's investment in affiliated companies is summarized as follows:

September 30                                                                          1998                   1997
Investment in UAF.............................................               $           -            $         -
Vinifera Sudamericana, S.A....................................                           -                200,000
Other investments.............................................                           -                 46,962
                                                                             -------------              ---------
Investment in affiliated companies............................               $           -             $  246,962



VINIFERA. In June 1995, Agritope agreed to sell its wholly owned grapevine plant propagation subsidiary, Vinifera, to VF Holdings, Inc. ("VF"), an affiliate of a Swiss investment group, pursuant to a stock purchase agreement. VF subsequently failed to make the payments required under the VF Agreement. As part of a settlement of claims based on VF's default, VF retained a 4 percent minority interest in Vinifera and relinquished the remaining interest to Agritope in August 1996. Additional minority investors in Vinifera reduced Agritope's ownership to 76 percent as of September 30, 1996, and to 61 percent as of September 30, 1997. In June 1998, Agritope cancelled certain intercompany loans in exchange for shares of common stock of Vinifera and minority shareholders purchased additional shares of Vinifera common stock, increasing Agritope's ownership interest to 64%. See Note 6.

The reacquisition of Vinifera in August 1996 was accounted for under the purchase method and the net purchase price of $916,000 was allocated to tangible net assets. Vinifera's results of operations are included in the accompanying statements of operations since the August 1996 reacquisition. The following summarized, unaudited pro forma results of operations of the Company for the year ended September 30, 1996 are presented as if the reacquisition had occurred on October 1, 1995:


                                                   Year Ended September 30, 1996
                                            Agritope           Pro forma          Pro forma
                                            Historical          Vinifera          Combined
                                                               Adjustment
Revenues
Product Sales.................        $                      $    833,948     $    833,948
Grants and Contracts..........                585,485                   -          585,485
                                           ----------    ----------------      -----------
                                              585,485             833,948        1,419,433
Costs and expenses
Product costs.................                      -           1,373,106        1,373,106
Research and
   development costs..........              1,338,703              85,085        1,423,788
Selling general and
  Administrative expenses.....              1,482,694             837,395        2,320,089
                                           ----------          ----------      -----------
                                            2,821,397           2,295,586        5,116,983

Loss from operations..........             (2,235,912)         (1,461,638)      (3,697,550)
                                          ------------        ------------     ------------

Other income (expense) net....               (265,356)             (2,364)        (267,720)
                                         -------------     ---------------     ------------

Net loss......................           $ (2,501,268)       $ (1,464,002)    $ (3,965,270)

Net loss per share............        $          (.93)       $       (.54)    $      (1.47)

The pro forma Vinifera adjustments represent the results of operations of Vinifera for the period when Vinifera's accounts were not included in Agritope's consolidated statements of operations (October 1, 1995 through August 27, 1996).

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  3   I N V E S T M E N T  I N   A F F I L I A T E D   C O M P A N I E S,
C O N T I N U E D

In June 1998, Vinifera accepted an offer to sell its minority interest in Vinifera Sudamericana, S.A. to the majority shareholder for $70,000. The resultant non-cash loss on disposition of $130,000 is included in "Other, net" under the caption "Other income (expense), net" in the accompanying consolidated statements of operations for 1998.

N O T E  4    P R O P E R T Y   A N D   E Q U I P M E N T

Property and equipment are summarized as follows:


SEPTEMBER 30                                                                          1998                     1997
Land..........................................................               $      30,020            $      30,020
Grapevine propagation blocks..................................                   1,602,617                1,089,830
Production equipment..........................................                     127,736                   79,289
Buildings and improvements....................................                   2,418,182                2,127,237
Research and development laboratory equipment.................                     812,734                  353,380
Office furniture and equipment................................                     711,416                  191,290
Leasehold improvements........................................                     306,146                   23,962
Construction in progress......................................                           -                   10,000
                                                                         -----------------                  -------
                                                                                 6,008,851                3,905,008
Less accumulated depreciation and amortization................                  (1,908,047)              (1,155,220)
                                                                              -------------             ------------
                                                                               $ 4,100,804              $ 2,749,788


N O T E  5    L O N G - T E R M   D E B T

In November 1996, Epitope exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of Epitope at a reduced exchange price of $13.50 per share. The exchange price had previously been fixed at $19.53 per share. Accordingly, Agritope recognized a charge to results of operations of $1,216,654 in the first quarter of fiscal 1997 representing the conversion expense. In conjunction with the exchange, unamortized debt issuance costs of $86,134 related to such notes were recognized as equity issuance costs during 1997. Concurrent with the note conversion, Epitope made a $4,529,009 capital contribution to Agritope. On June 30, 1997, Agritope paid in full the remaining $240,000 principal amount outstanding.

Debt issuance costs were included in other assets and were being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the years ended September 30, 1997 and 1996, respectively, totaled $2,687 and $108,257. Debt issuance costs were fully amortized as of September 30, 1997.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y

STOCKHOLDER RIGHTS PLAN. In November 1997, Agritope adopted a Stockholders' Rights Plan, which enables holders of Common Stock, under certain circumstances, to purchase fractional shares of a series of preferred stock.

Each share of Common Stock includes the right to purchase (the "Right"), if and when the Rights are exercisable, 1/1,000 of a share of Series B Junior Participating Preferred Stock at an exercise price of $25. The exercise price and the number of shares issuable upon exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights are evidenced by the Agritope Common certificates and are not exercisable, or transferable apart from the Agritope Common, until 10 business days after (i) a person acquires 15 percent or more of the Agritope Common; (ii) a person commences a tender offer which would result in the ownership of 15 percent or more of the Agritope Common; or (iii) the Agritope Board declares a person beneficially owning at least 10 percent of the Agritope Common to be an Adverse Person (the "Rights Distribution Date"). In the event any person becomes the beneficial owner of 15 percent or more of the Agritope Common or the Agritope Board determines that a person is an Adverse Person, each of the Rights (other than Rights held by the party triggering the Rights and certain of their transferees, all of which will be voided) becomes a discount right entitling the holder to acquire Agritope Common having a value equal to twice the Right's exercise price. Vilmorin, Clause and Cie ("Vilmorin") will not trigger the Stockholder Rights Plan if it acquires other Agritope securities directly from Agritope or with the prior approval of the Agritope Board.

In the event Agritope is acquired in a merger or other business combination transaction (including one in which Agritope is the surviving corporation), each Right will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights do not have any voting rights and are redeemable, at the option of Agritope, at a price of $.01 per Right at any time until 10 business days after a person acquires beneficial ownership of at least 15 percent of the Agritope Common. The Rights expire on November 14, 2007. So long as the Rights are not separately transferable, Agritope will issue one Right with each new share of Agritope Common issued.

COMMON STOCK. Cash and cash equivalents provided to Agritope by Epitope have been reflected in additional paid-in capital. Also reflected in additional paid-in capital are certain transactions in Epitope common stock. The exchange of shares of Epitope common stock for Agritope convertible debt and the related write-off of debt issuance costs have been reflected as Agritope additional paid-in capital.

As employees of a wholly owned subsidiary of Epitope, the employees of Agritope and its subsidiaries participated in stock award, employee stock purchase and other benefit plans of Epitope. Compensation expense recognized for Epitope stock grants and awards to Agritope employees totaling $53,895 in 1997 and $243,664 in 1996, has been recognized as operating expenses and additional paid-in capital of Agritope.

In January 1997, a minority shareholder in Vinifera contributed $100,000 to Vinifera in satisfaction of a stock subscription agreement. In June 1997, Agritope sold 770,000 shares of common stock of Vinifera to outside parties for $1,540,000 in cash. In accordance with the terms of the related stock purchase agreements, Agritope contributed the proceeds of these stock sales to Vinifera's capital. These sales of previously issued shares of Vinifera common stock reduced Agritope's percentage ownership of Vinifera voting stock from 76 percent to 61 percent.

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

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

Warrants to Purchase Common Stock. As of September 30, 1998, the following warrants to purchase common stock were outstanding:


Date of Issuance                    Shares    Exercise Price     Expiration Date
December 30, 1997..........         500,000          $ 7.00    December 30, 2000
April 30, 1998.............          83,333            7.34    December 30, 2000
                                   --------
                                    583,333


SERIES A PREFERRED STOCK. Agritope's board of directors has designated 1 million shares of Agritope preferred stock, par value $.01 per share, as Series A Preferred Stock ("Series A Preferred"). The Series A Preferred has preemptive rights and the right to elect a director, but otherwise has rights substantially equivalent to Agritope common stock and is convertible at any time into shares of Agritope common stock on a share-for-share basis, subject to adjustment upon the occurrence of certain events. In connection with a research agreement, Vilmorin purchased 214,285 shares of Series A Preferred at a price of $7 per share. See Note 8.

STOCK AWARD PLAN. In November 1997, the Agritope, Inc. 1997 Stock Award Plan (the "Award Plan") was adopted by Agritope's board of directors and approved by Epitope as Agritope's sole stockholder. The Award Plan provides for stock-based awards to employees, outside directors, members of scientific advisory boards and consultants. Awards that may be granted under the Award Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. The Award Plan provides for the issuance of a total of up to 2,000,000 shares of Agritope common stock, subject to adjustment for changes in capitalization. Options for 751,236 shares were available for future grants under the Award Plan as of September 30, 1998.

The following table summarizes Award Plan activity:

                                                 Shares         Weighted Average
                                                                  Exercise Price
Balance, September 30, 1997........                   -                 $      -
Granted............................           1,422,664                     5.51
Exercised..........................                   -                        -
Canceled...........................            (167,400)                    5.31
                                            ------------                    ----
Balance, September 30, 1998........           1,255,264                   $ 5.54

Exercisable........................              65,000                   $ 5.07
Weighted average fair value of options
 granted...........................                                       $ 3.68

The amounts granted above include options covering 65,000 shares granted to two consultants at exercise prices of $5.25 and $5.31. With respect to such options, Agritope recognized compensation expense of $81,000 in 1998 in accordance with SFAS 123, representing the fair value of the options using the Black-Scholes method of valuation. With respect to options granted 1998 to participants other than consultants, Agritope will recognize compensation expense of $1,902,065, representing discounts from market prices on date of grant, which will be amortized over the four-year vesting period of the options, in accordance with APB 25. Amortization in 1998 amounted to $309,420.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

The following table summarizes information about stock options outstanding as of September 30, 1998:

Options Outstanding                                                                    Options Exercisable
Exercise Price             Outstanding      Weighted Average   Weighted Average   Exercisable   Weighted Average
                              Shares           Remaining        Exercise Price      Options      Exercise Price
                                                               Contract Life
                                                                   (Years)
$5.00.............            50,000             2.36               $ 7.00          50,000          $ 5.00
$5.25 to $5.31....           998,264             9.18                 5.25          15,000            5.31
$7.00.............           207,000             9.17                 5.00               -               -
                           ---------                                           -----------
                           1,255,264             8.91               $ 5.54          65,000            5.07


As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted and amortized over the vesting periods using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1998, the first year of the plan, were as follows: risk-free interest rate, 5%; expected dividend yield, none; expected life 4 years; expected volatility, 55%. If the Company had accounted for the Award Plan in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as follows:


FOR THE YEAR ENDED SEPTEMBER 30        1998              1997               1996
Net loss:
As reported.................. $ (5,243,967)     $ (8,690,599)      $ (2,501,268)
Pro forma.................... $ (6,165,274)     $ (8,690,599)      $ (2,501,268)

Net loss per share:
As reported..................      $ (1.42)         $ (3.23)            $ ( .93)
Pro forma....................      $ (1.66)         $ (3.23)            $ ( .93)


EMPLOYEE STOCK PURCHASE PLAN. Also in November 1997, Agritope's board of directors and Epitope, as Agritope's sole stockholder, approved the Agritope, Inc. 1997 Employee Stock Purchase Plan (the "Purchase Plan"), covering up to 250,000 shares of Agritope common stock which Agritope employees may subscribe to purchase during offering periods to be established from time to time. The Compensation Committee of Agritope's board of directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period. No more than three offering periods (other than Special Offering Subscriptions as defined in the Purchase Plan) may be set during each fiscal year. The purchase price for stock purchased under the Purchase Plan is the lesser of 85 percent of the fair market value of a share on the last trading day before the offering date established for the offering period and 85 percent of the fair market value of a share on the date the purchase period ends (or any earlier purchase date provided for in the Purchase Plan). No offerings were made in the year ended September 30, 1998.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  7    I N C O M E   T A X E S

As of September 30, 1998, Agritope had net operating loss carryforwards of approximately $37.7 million and $24.9 million, respectively, to offset federal and Oregon state taxable income. These net operating loss carryforwards will expire if not used by Agritope, as follows:

Year of Expiration                              Federal                   Oregon
2004     ..................                $    111,000             $    111,000
2005     ..................                     317,000                  317,000
2006     ..................                     941,000                  941,000
2007     ..................                   2,620,000                2,620,000
2008     ..................                   6,733,000                4,847,000
2009     ..................                   8,327,000                2,179,000
2010     ..................                   8,477,000                3,765,000
2011     ..................                   2,249,000                2,168,000
2012     ..................                   4,279,000                4,279,000
2018     ..................                   3,667,000                3,667,000
                                           ------------             ------------
                                           $ 37,721,000             $ 24,894,000

Significant components of Agritope's deferred tax asset were as follows:

SEPTEMBER 30                                       1998                    1997
Net operating loss carryforwards....       $ 14,636,000            $ 12,215,000
Deferred compensation...............            631,000                 513,000
Research and experimentation credit
carryforwards.......................            522,000                 418,000
Accrued expenses....................            233,000                 805,000
Other    ...........................            630,000                 622,000
                                          -------------            ------------
Gross deferred tax assets...........         16,652,000              14,573,000
Valuation allowance.................        (16,652,000)            (14,573,000)
                                         ----------------        ---------------
Net deferred tax asset..............$                  -     $                -


No benefit for Agritope's deferred tax assets has been recognized in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. The valuation allowance increased by $2.1 million in 1998. The research and experimentation tax credit carryforwards will generally expire from 2004 through 2013 if not used by Agritope. Net operating loss and tax credit carryforwards incurred by Agritope through the date of the spin-off (see Note 1, The Company--Agritope Spin-off) continued as carryforwards of Agritope after the date of distribution. The issuance of voting stock following the spin-off may result in a change of ownership under federal tax rules and regulations. Upon occurrence of such a change in ownership, utilization of existing tax loss and tax credit carryforwards would be subject to cumulative annual limitations.

The expected federal statutory tax benefit of $1.3 million for the year ended September 30, 1998 is increased by approximately $151,000 for the effect of state and local taxes (net of federal impact), and decreased by approximately $2.1 million for the effect of the increase in valuation allowance, and by $107,000 for permanent differences consisting primarily of deferred compensation.

The 1998 consolidated financial statements include the financial results of Vinifera, a 64 percent owned subsidiary (see Note 3). However, the tax disclosures above do not include the deferred tax assets and related valuation allowance for Vinifera's carryforwards since Vinifera is not included in the consolidated group for tax purposes. Vinifera files its tax return separately on a stand-alone basis.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  8   R E S E A R C H  A N D  D E V E L O P M E N T
A R R A N G E M E N T S

On December 5, 1997, Agritope and Vilmorin entered into a research and development agreement covering certain vegetable and flower crops. Under the terms of the research agreement, Vilmorin will provide certain proprietary seed varieties and germplasm for use by Agritope in research and development projects to be funded by Vilmorin, in which Agritope technology, and possibly Vilmorin technology, will be applied to the various covered crops. The specific research projects to be conducted will be determined by agreement of the parties. Unless otherwise agreed, Vilmorin will pay, on a quarterly basis, all of Agritope's out-of-pocket expenses, including employee salaries and overhead, for each selected research project.

Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements applicable to any commercial-stage products that arise out of Vilmorin-funded research. If the parties are unable to agree, commercialization terms will be determined by binding arbitration.

Vilmorin has agreed to provide additional funding totaling $1 million either by exercising its option to purchase Series A Preferred or through the financing of research and development projects. As of September 30, 1998, Vilmorin had committed $400,000 to fund specified projects which are planned to be completed by June 1999. No revenues were recognized with respect to such projects in 1998.

Agritope performed research work in 1998, 1997, 1996 and 1995 with respect to grapevine disease diagnostics funded by a grant from the U.S. Department of Agriculture under the Small Business Innovation Research Program and in 1996 and 1995 with respect to raspberries, which was partially funded by Sweetbriar Development, Inc. under a License Agreement dated October 18, 1994. Agritope has also received grant support from the U.S. Department of Agriculture, Oregon Strawberry Commission, and Oregon Raspberry & Blackberry Commission for antifungal biocontrol research and from several strategic partners.

In October 1997, Agritope was awarded a U.S. Department of Commerce matching grant totaling $990,022 through the Advanced Technology Program of the National Institute of Standards and Technology (NIST) and covering a three-year period. Agritope was awarded the grant for use in the application of its proprietary ripening control technology to certain tree fruits and bananas. Under terms of the grant, the NIST reimburses Agritope for 49% of direct costs incurred for the projects. As of September 30, 1998, $760,763, was available for reimbursement under the grant.

Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and contracts." Expenses related to such arrangements are included under the caption "Research and development costs." The activity related to these arrangements is summarized as follows:


YEAR ENDED SEPTEMBER 30                                              1998                1997                  1996
Government research grants....................                 $  206,974         $    30,228            $  144,987
Research projects with strategic partners.....                          -              52,770               326,462
Other.........................................                     17,714              31,694               114,036
                                                          ---------------         -----------           -----------
                                                               $  224,688          $  114,692            $  585,485

Project related expenses......................                 $  371,184          $  272,309            $  461,460

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  9    C O M M I T M E N T S   A N D   C O N T I N G E N C I E S

Agritope   leases  office  space  and  Vinifera  leases  office  and  greenhouse facilities under operating lease agreements, which require minimum annual payments as follows:

YEAR ENDING SEPTEMBER 30
1999     ................................................             $  338,682
2000     ................................................                322,182
2001     ................................................                223,722
2002     ................................................                181,122
2003     ................................................                 78,917
                                                                       ---------
                                                                      $1,144,625

Rent  expense  was  $556,717,  $326,388,  $218,100  for  1998,  1997  and  1996,
respectively.

Agritope is also contingently liable for a lease that has been assigned to UAF and the lease of property that has been subleased to Petals which require payments totaling $347,104 and $55,701 for the years ended September 30, 1999 and 2000, respectively. During 1997, the Company accrued its contingent obligation under these leases as both UAF and Petals have defaulted on the related subleases. The corresponding charge of $744,109 is included in "Other, net" under the caption "Other income (expense), net" in the accompanying consolidated statements of operations for 1997.

N O T E  10    P R O F I T   S H A R I N G   A N D   S A V I N G S   P L A NS

EMPLOYEE STOCK OWNERSHIP PLAN. Agritope's board of directors adopted the Agritope, Inc. Employee Stock Ownership Plan ("ESOP") in November 1997. After the spin-off, all employees, except excluded classes, of Agritope and those of its affiliates that elect to participate, were eligible to participate in the ESOP. The employers' contribution to the ESOP each year, if any, will be determined by the Agritope board of directors, and may be made either in
Agritope common stock or in cash. Contributions will be allocated to participants in proportion to their compensation. Contributions vest over a six -year period, or upon the participant's earlier death, disability, or attainment of age 65. To date, no contributions have been declared.

401(K) PROFIT SHARING PLAN. Agritope established the Agritope, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan") in November 1997. All employees (including officers), other than excluded classes, are eligible to participate. Participants may contribute up to 17 percent of their cash compensation on a before-tax basis, subject to an annual maximum amount that is adjusted for the cost of living ($10,000 for 1998). The first 5 percent of a participant's compensation is eligible for a discretionary, pro-rata employer matching contribution which will be invested in Agritope common stock. In 1998, Agritope made contributions of $40,502 to the 401(k) Plan. The 401(K) plan holds 14,604 shares of Agritope common stock as of September 30, 1998.

EPITOPE 401(K) PROFIT SHARING PLAN. Epitope established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All Agritope employees were eligible to participate in the plan prior to the date of the spin off. During 1998, 1997 and 1996, respectively, Agritope was charged $8,196, $33,063 and $14,500 by Epitope for its share of the matching contribution under the plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    AGRITOPE, INC.
                           By       /S/ GILBERT N. MILLER
                                    ---------------------
                                    Gilbert N. Miller
                                    Executive Vice President and
                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 23, 1998                   /S/ ADOLPH J. FERRO
-----------------                   --------------------------------------------
Date                                Adolph J. Ferro
                                    Chairman, President, Chief Executive Officer
                                   (Principal Executive Officer)

December 23, 1998                   /S/ GILBERT N. MILLER
-----------------                   --------------------------------------------
Date                                Gilbert N. Miller
                                    Executive Vice President, Chief Financial
                                     Officer  and Director
                                    (Principal Financial and Accounting Officer)

December 23, 1998                   W. CHARLES. ARMSTRONG *
-----------------                   --------------------------------------------
Date                                W. Charles Armstrong
                                    Director

December 23, 1998                   ROGER L. PRINGLE*
-----------------                   --------------------------------------------
Date                                Roger L. Pringle
                                    Director

December 23, 1998                   MICHEL de BEAUMONT*
-----------------                   --------------------------------------------
Date                                Michel de Beaumont
                                    Director

December 23, 1998                   NANCY L. BUC*
-----------------                   --------------------------------------------
Date                                Nancy L. Buc
                                    Director

December 23, 1998                   PIERRE LEFEBVRE*
-----------------                   --------------------------------------------
Date                                Pierre Lefebvre
                                    Director

                           *By      /S/ GILBERT N. MILLER
                                    ---------------------
                                    Gilbert N. Miller
                                    (Attorney-in-Fact)

                                 EXHIBIT INDEX
NUMBER   DESCRIPTION

2.* Separation Agreement between Epitope, Inc. ("Epitope"), and Agritope, Inc. ("Agritope"), dated as of December 1, 1997.

3.1*     Certificate of Incorporation of Agritope.

3.2*     Bylaws of Agritope.

3.3* Certificate of Designation, Preferences and Rights of the Series A Preferred Stock.

4.1*     Form of Common Stock Certificate.

4.2* Form of Rights Agreement between Agritope and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A the Designation of Terms of the Series B Junior Participating Preferred Stock and as Exhibit B the form of Rights Certificate, as amended. 4.3* Form of stock purchase agreement in connection with the Regulation S Sale.

4.4*     Preferred  Stock  Purchase  Agreement   between   Agritope and Vilmorin
         dated December 5, 1997.

10.1*    Transition  Services  and   Facilities  Agreement  between  Epitope and
         Agritope, dated as of December 1, 1997.

10.2* Tax Allocation Agreement between Epitope and Agritope, dated as of December 1, 1997.

10.3* Amended and Restated Employee Benefits Agreement between Epitope and Agritope, dated as of December 19, 1997.**

10.4*    Agritope, Inc. 1997 Stock Award Plan.**

10.5*    Agritope, Inc. 1997 Employee Stock Purchase Plan.**

10.6*    Form of Employment Agreement between  Agritope  and  Adolph  J.  Ferro,
         Ph.D.**

10.7*    Form of Employment Agreement between Agritope and Gilbert N.  Miller.**

10.8     Form   of   Employment   Agreement   between   Agritope   and   D.   Ry
         Wagner.**

10.9*    Form of Employment Agreement between Agritope and Matthew G. Kramer.**

10.10*   Employment  Agreement between Vinifera, Inc. and Joseph A. Bouckaert.**

10.11*   Form of Indemnification Agreement for directors.

10.12*   Form of Indemnification Agreement for officers.

10.13* Lease of Land and Certain Improvements located at 4288 Bodega Avenue entered into by and between Gianni Neve and Maria Neve, Landlord, and Vinifera, Inc., Tenant, dated as of February 1, 1996.

10.14* Option to License and Research Support Agreement between the Salk Institute for Biological Studies and Epitope dated February 25, 1997, including Amendment dated July 25, 1997, and Assignment between Agritope and Epitope.

10.15* Superior Tomato Associates, L.L.C. Operating Agreement dated February 19, 1996, including Assignment and Assumption Agreement between the Company and Andrew and Williamson Sales, Co.

10.16* Form of Restated Placement Agent Agreement between American Equities Overseas Inc., and Agritope.

10.17 Form of Warrant Agreement to be issued to Vector Securities in partial consideration for services in connection with the Distribution.

10.18*   Form of Warrant  Agreement  issued in connection  with the Regulation S
         Sale.

10.19* Research and Development Agreement between Agritope and Vilmorin & Cie, dated as of December 5, 1997.

10.20* Assignment and Modification of Lease dated November 7, 1997 among Pacific Realty Associates, L.P. ("Pacific"), American Show Management, Inc. ("ASM"), and Agritope, Lease Amendment dated June 3, 1996, between Pacific and ASM, and Lease dated October 4, 1995, between Pacific and ASM.

Number   Description

21.1     List of Subsidiaries

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of PricewaterhouseCoopers LLP.

24.1     Power of Attorney for W. Charles Armstrong

24.2     Power fo Attorney for Roger L. Pringle

24.3     Power fo Attorney for Michel de Beaumont

24.4     Power fo Attorney for Nancy L. Buc

24.5     Power fo Attorney for Pierre LeFebvre

27       Financial Data Schedule.

99       Certain  Factors   to   Consider  in  Connection  with  Forward-Looking
         Statements

-----------------

Other exhibits listed in Item 601 of Regulation S-K are not applicable.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (No. 333-34597).

** Compensatory plans or agreements