Form 10-Q
period 1998-12-31
AGRITOPE INC
filed 1999-02-16
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the quarter ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                       Commission File Number 000-23531



                                  AGRITOPE, INC

             (Exact name of Registrant as specified in its charter)



        DELAWARE                                         93-0820945
(State of incorporation)                    (I.R.S. Employer Identification No.)

16160 SW Upper Boones Ferry Road
        Portland, Oregon                                       97224-7744
(Address of principal executive offices)                       (Zip code)

                                  (503) 670-7702
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Registrant's Common Stock, $.01 par value, outstanding as of December 31, 1998: 4,059,927

                               AGRITOPE, INC.

                        PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
         as of December 31, 1998 and September 30, 1998......................  3

     Condensed Consolidated Statements of Operations
         for the three months ended December 31, 1998 and 1997...............  4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended December 31, 1998........................  5

     Condensed Consolidated Statements of Cash Flows
         for  the three months ended December 31, 1998 and 1997..............  6

     Notes to Condensed Consolidated Financial Statements....................  7


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ..............................................  9



                                                 PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 12

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   12/31/98                9/30/98
                                                                                 (Unaudited)
Assets
Current assets
Cash and cash equivalents .............................................         $   2,847,326        $    3,904,087
Trade accounts receivable, net ........................................               488,032             1,033,860
Other accounts receivable .............................................                81,408               124,690
Inventories (Note 2) ..................................................             4,026,882             3,289,172
Prepaid expenses ......................................................               100,981               172,196
                                                                                 ------------          ------------
                                                                                    7,544,629             8,524,005

Property and equipment, net ...........................................             3,918,061             4,100,804
Patents and proprietary technology, net ...............................             1,802,051             1,736,998
Other assets and deposits .............................................                24,473                28,519
                                                                                 ------------          ------------
                                                                                $  13,289,214        $   14,390,326

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable ......................................................         $     157,645        $      178,171
Current portion of long-term debt......................................                 4,255                 4,255
Current portion of long-term lease liability...........................               373,890               358,404
Deposits on customer orders............................................             1,010,272               599,944
Salaries, benefits and other accrued liabilities ......................               380,618               499,313
                                                                                 ------------          ------------
                                                                                    1,926,680             1,640,087

Long-term portion of installment notes payable.........................                 9,115                10,238
Long-term lease liability, less current portion........................                     -               115,785
Minority interest in consolidated subsidiaries ........................             1,496,907             1,613,977
                                                                                     -----------          ---------
                                                                                    3,432,702             3,380,087
Commitments and contingencies..........................................                     -                     -

Stockholders' equity
Preferred Stock, $.01 par value- 10,000,000 shares authorized
 214,285 shares issued and outstanding ................................                 2,143                 2,143
Common Stock, $.01 par value- 30,000,000 shares authorized
 4,059,927 and 4,050,150 issued and outstanding, respectively..........                40,599                40,502
Additional paid-in capital ............................................            57,492,161            57,386,675
Accumulated deficit....................................................           (47,678,391)          (46,419,081)
                                                                                  -----------           ------------
                                                                                    9,856,512            11,010,239

                                                                                $  13,289,214       $    14,390,326


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                          Three Months Ended

                                                       12/31/98         12/31/97
Revenues
Product sales ...............................     $     74,194     $       2,277
Grants and contracts ........................          160,890            14,014
                                                  ------------     -------------
                                                       235,084            16,291
Costs and expenses
Product costs ...............................          101,098             8,302
Research and development expenses ...........          699,868           524,942
Selling, general and administrative expenses.          875,276           840,366
                                                  ------------     -------------
                                                     1,676,242         1,373,610

Loss from operations ........................       (1,441,158)       (1,357,319)

Other income (expense), net
Interest income .............................           68,631               541
Interest expense.............................             (217)             (280)
Other, net ..................................           (3,636)            3,597
                                                  -------------      -----------
                                                        64,778             3,858

Minority interest in subsidiary net loss ....          117,070           127,094
                                                  ------------     -------------
Net loss.....................................      $(1,259,310)      $(1,226,367)

Net loss per share (basic and diluted).......           $(0.31)           $(0.45)

Weighted number of shares outstanding .......        4,050,256         2,719,987


AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                        Shares                 Amount               Additional      Accumulated
                                                 Preferred    Common     Preferred     Common    Paid-in Capital      Deficit
Balances at September 30, 1998................     214,285   4,050,150    $2,143       $40,502       $57,386,675    (46,419,081)
Common stock issued as compensation ..........           -       9,777         -            97            13,654              -
Compensation expense for stock option grants .           -           -         -             -           103,140              -
Equity issuance costs.........................           -           -         -             -           (11,308)             -
Net loss for the period ......................           -           -         -             -                 -     (1,259,310)
                                              ------------  ----------   -------       -------       -----------   -------------
Balances at December 31, 1998.................     214,285   4,059,927    $2,143       $40,599       $57,492,161   $(47,678,391)

                                      5

AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Three Months Ended
                                                                                     12/31/98           12/31/97

Cash flows from operating activities
Net loss ..............................................................         $  (1,259,310)       $   (1,226,367)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               323,102               207,876
Loss on sale of property ..............................................                 3,637                 1,404
Common stock issued as compensation for services.......................                13,751                     -
Compensation expense for stock option grants...........................               103,140                     -
Minority interest in subsidiary operating results......................              (117,070)             (127,094)
Decrease in accounts receivable........................................               589,110               170,320
Increase in inventories ...............................................              (737,710)           (1,102,231)
Decrease in prepaid expenses ..........................................                71,215               242,856
(Increase) decrease in other assets and deposits ......................                 4,046               (10,928)
Increase (decrease) in accounts payable and accrued liabilities .......              (139,221)              298,575
Increase in deposits on customer orders................................               410,328               119,010
                                                                                 -------------         -------------
   Net cash used in operating activities...............................              (734,982)           (1,426,579)

Cash flows from investing activities
Additions to property and equipment ...................................               (79,785)             (250,727)
Proceeds from sale of property ........................................                   900                   100
Expenditures for patents and proprietary technology ...................              (130,164)             (104,419)
                                                                                 -------------         -------------
   Net cash used in investing activities...............................              (209,049)             (355,046)

Cash flows from financing activities
Principal payments on long-term debt...................................                (1,123)               (1,060)
Payments on long-term lease liability .................................              (100,299)              (98,005)
Proceeds from issuance of stock .......................................                     -             8,665,274
Equity issuance costs .................................................               (11,308)                    -
Cash contribution from Epitope, Inc. ..................................                     -             1,248,140
Accounts payable to Epitope, Inc. .....................................                     -               916,705
                                                                                 -------------         -------------
   Net cash provided (used) by financing activities....................              (112,730)           10,731,054

Net increase (decrease) in cash and cash equivalents ..................            (1,056,761)            8,949,429
Cash and cash equivalents at beginning of period ......................             3,904,087                 4,384
                                                                                 -------------         -------------
Cash and cash equivalents at end of period.............................         $   2,847,326        $    8,953,813

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1     THE COMPANY

Agritope, Inc. (the "Company" or "Agritope") is an Oregon-based agricultural biotechnology company that develops improved plant products and provides technology to the agricultural industry. Through its 64 percent-owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagation, growing, and distribution of grapevine plants. Until December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope").

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1998 Annual Report on Form-10-K. Results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results of operations expected for the full fiscal year.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying condensed consolidated financial statements of Agritope include the assets, liabilities, revenues and expenses of Agritope and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Inventories. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                   12/31/98              9/30/98
                                                 (Unaudited)
Operating supplies.....................         $   104,964          $   142,900
Work-in process........................             117,252              128,374
Finished goods.........................           3,804,666            3,017,898
                                                  ---------         ------------
                                                $ 4,026,882          $ 3,289,172

AGRITOPE, INC AND SUBSIDIARIES

(Unaudited)


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

                                                   12/31/98              9/30/98
Options to purchase common stock............      1,690,178            1,302,164
Warrants to purchase common stock...........        583,333              500,000
Convertible preferred stock.................        214,285                    -
                                                 ----------     ----------------
                                                  2,487,796            1,802,164

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K and with the Financial Statements and Notes thereto included in this Form 10-Q.

Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. With respect to the Company, these factors include its limited independent operating history; uncertainty of additional funding; loss or impairment of sources of capital; dependence on strategic partners; uncertainties relating to patents and proprietary information; dependence on key personnel; technological change and competition; uncertainties as to acceptance of genetically engineered products; changes in laws or regulations; as well as the other factors discussed in Exhibit 99 to the Company's 1998 Annual Report on Form 10-K, which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Agritope does not intend to update any forward-looking statements.

Agritope, Inc. (the "Company" or "Agritope") consists of two units: Agritope Research and Development and Vinifera, Inc. ("Vinifera"). Agritope Research and Development uses biotechnology in the development of new plant varieties. To date, Agritope has not completed commercialization of its technology. A portion of the research and development efforts conducted by Agritope has been performed under various research grants and contracts. Vinifera is engaged in the grapevine propagation and distribution business.

RECENT DEVELOPEMENTS

Gene Discovery Program. In February 1999, the Company entered into a letter of intent with Rhone-Poulenc Plant and Animal Health, a division of Rhone-Poulenc, S.A. (NYSE: RP) to establish a joint venture to conduct a research, development and commercialization program in the field of functional genomics.

The proposed venture will identify, develop and commercialize novel genes expected to be discovered under a program called the ACTTAG(TM) Gene Discovery Program. Under the ACTTAG program The Salk Institute of San Diego, California, the University of Edinburgh, Scotland and Agritope will each generate genetically modified seeds that will be screened for a wide variety of traits such as disease resistance, insect resistance, new morphologies, abiotic stress tolerance, improved flowering characteristics, herbicide targets, herbicide tolerance and improved nutritional qualities.

Agritope will contribute technology, research facilities, personnel and expertise related to the ACTTAG Gene Discovery Program. Rhone-Poulenc will contribute $20 million in specific research funding over five-years as well as research facilities, personnel, expertise and complementary genomics capabilities. Agritope and Rhone-Poulenc will each own 50% of the joint venture. The joint venture will actively seek additional agreements with third parties to fund projects in return for grants of rights to discoveries in defined fields or territories.

Vinifera, Inc. In February 1999, the Company announced that it had decided to sell its controlling interest in Vinifera. Management is currently considering a proposal from certain minority shareholders that provides for such shareholders and selected third parties to purchase the majority of Agritope's shares of capital stock of Vinifera. Proceeds from sale of Agritope's shares, if any, would be used to fund research and development activities and for general corporate purposes.

Results of Operations

Revenues. Total revenues amounted to $235,000 in the three months ended December 31, 1998, representing an increase of $219,000 over revenues recorded for the three months ended December 31, 1997. Vinifera made product sales totaling $74,000 for the three months ended December 31, 1998 as compared to $2,000 for the three months ended December 31, 1997. Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. However, unseasonable weather conditions caused certain customers to delay orders that were originally scheduled for delivery in fiscal 1998. The delayed orders were either deferred to the 1999-planting season or delivered in the quarter ended December 31, 1998. As of December 31, 1998, Vinifera had firm orders totaling $1.9 million for delivery in the spring and summer of 1999 and $435,000 for delivery in the spring and summer of 2000 compared to firm orders of $2.4 million, all for delivery in the 1998 planting season, as of December 31, 1997.

In the quarters ended March 31, 1999 and June 30, 1999, the Company expects to earn reimbursements totaling $300,000 for research projects funded by Vilmorin Clause & Cie ("Vilmorin"), a research partner. In addition, Vilmorin has advised management that it intends to fund additional projects totaling $400,000 for work to be performed from July 1, 1999 to June 30, 2000. The Company also expects to complete work in the remainder of 1999 for which it will be reimbursed $350,000 under its matching grant from the National Institute of Standards and Technology.

Research and development expenses. Research and development expenses increased by $175,000 or 33 percent in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. The higher research and development costs in the current quarter reflect increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology and stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $35,000 or 4 percent in the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. Major components accounting for the net increase included an increase of compensation expense related to amortization of expense for stock options granted in December 1997, an increase in selling expenses at Vinifera, and a decrease in professional fees and travel expenses due to the fact that expenses in the prior year included fees and expenses incurred in connection with the transition from operating as a wholly owned subsidiary to operating as an independent public company.

Other income (expense), net. Other income (expense), net, increased $61,000 due to interest earned on investment of cash reserves. The Company was funded by its former parent company until December 1, 1997 and did not have cash available for investment prior to that time.

Liquidity and Capital Resources

                                                   12/31/98             9/30/98
Cash and cash equivalents................         $2,847,326          $3,904,087
Working capital .........................          5,617,949           6,883,918

As of December 31, 1998, Agritope had working capital of $5.6 million, as compared to working capital of $6.9 million at September 30, 1998. During the three months ended December 31, 1998, expenditures for property and equipment were $80,000, principally for greenhouse improvements at Vinifera. The Company also expended $130,000 for proprietary technology related to its patent portfolio. The preceding capital expenditures, the operating loss for the quarter, an increase in grapevine inventories and a reduction of certain liabilities was funded from cash reserves, proceeds from collection of accounts receivable and deposits on future customer orders.

Historically, Agritope's requirements for operations, working capital and business expansion have been funded by receipts of cash from its former parent company, Epitope, supplemented by $5.4 million principal amount of convertible notes, $3.5 million of investments in Vinifera by minority shareholders, $9.9 million net proceeds from private placement of equity securities and $1.2 million in funding from strategic partners and other research grants. On December 1, 1997, in anticipation of its spin-off from Epitope, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Agritope received a capital contribution of $1.2 million from Epitope to fund cash requirements during the months of October and November and advanced $917,000 for December cash requirements. The advance was repaid in January 1998.

On December 30, 1997, Epitope distributed 100% of Agritope's outstanding common stock to shareholders of Epitope. On December 31, 1997, Agritope sold 1.3 million shares of common stock in a private placement transaction at a price of $7 per share for aggregate proceeds of $9.4 million. In January, 1998. Agritope sold 214,285 shares of Series A Preferred Stock at a price of $7 per share for aggregate proceeds of $1.5 million and repaid to Epitope $976,000 of advances for cash requirements after December 1, 1997.

Agritope expects to continue to require significant funds to support its operations and research activities. It intends to utilize cash reserves, cash generated from sales of products, research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

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



                                    AGRITOPE, INC.


February 16, 1999                   /s/ ADOLPH J. FERRO
-----------------                   --------------------
Date                                Adolph J. Ferro
                                    Chairman, President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)




February 16, 1999                   /s/ GILBERT N. MILLER
-----------------                   ----------------------
Date                                Gilbert N. Miller
                                    Executive Vice President, Chief Financial
                                    Officer and Director
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                         DESCRIPTION

27.                             Financial Data Schedule