Form 10-Q/A
period 1998-12-31
AGRITOPE INC
filed 1999-02-18
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

This Amendment No. 1 is submitted to amend a column title under Item 1. Financial Information, Note 2, Summary of Significant Accounting Policies, on page 8 of the original Quarterly Report on Form 10-Q filed on February 16, 1999.


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

                                                   12/31/98             12/31/97
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AGRITOPE, INC.


February 17, 1999                   /s/ ADOLPH J. FERRO
-----------------                   --------------------
Date                                Adolph J. Ferro
                                    Chairman, President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)




February 17, 1999                   /s/ GILBERT N. MILLER
-----------------                   ----------------------
Date                                Gilbert N. Miller
                                    Executive Vice President, Chief Financial
                                    Officer and Director
                                    (Principal Financial and Accounting Officer)