Form 10-Q
period 1999-03-31
AGRITOPE INC
filed 1999-05-14
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the quarter ended March 31, 1999

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Registrant's Common Stock, $.01 par value, outstanding as of March 31, 1999: 4,065,758

                               AGRITOPE, INC.

                        PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------


ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
         as of March 31, 1999 and September 30, 1998                           3

     Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 1999 and 1998            4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended March 31, 1999                               5

     Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 1999 and 1998                      6

     Notes to Condensed Consolidated Financial Statements                      7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             8



                           PART II. OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      3/31/99             9/30/98
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents                                                        $  1,995,202          $  3,904,087
Trade accounts receivable, net                                                         90,687             1,033,860
Other accounts receivable                                                             182,586               124,690
Inventories (Note 2)                                                                4,730,293             3,289,172
Prepaid expenses                                                                      154,150               172,196
                                                                                 ------------          ------------
                                                                                    7,152,918             8,524,005

Property and equipment, net                                                         3,826,608             4,100,804
Patents and proprietary technology, net                                             1,858,417             1,736,998
Other assets and deposits                                                              14,136                28,519
                                                                                 ------------          ------------
                                                                                  $12,852,079           $14,390,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                 $    338,368          $    178,171
Current portion of long-term debt                                                       4,576                 4,255
Current portion of long-term lease liability                                          288,878               358,404
Deposits on customer orders                                                         1,447,972               599,944
Salaries, benefits and other accrued liabilities                                      595,460               499,313
                                                                                 ------------          ------------
                                                                                    2,675,254             1,640,087

Long-term portion of installment notes payable                                          7,653                10,238
Long-term lease liability, less current portion                                             -               115,785
Minority interest in consolidated subsidiaries                                      1,461,563             1,613,977
                                                                                 ------------          ------------
                                                                                    4,144,470             3,380,087

Commitments and contingencies                                                               -                     -

Stockholders' equity
Preferred Stock, $.01 par value- 10,000,000 shares authorized
 214,285 shares issued and outstanding                                                  2,143                 2,143
Common Stock, $.01 par value- 30,000,000 shares authorized
 4,065,758 and 4,050,150 issued and outstanding, respectively                          40,657                40,502
Additional paid-in capital                                                         57,615,098            57,386,675
Accumulated deficit                                                               (48,950,289)          (46,419,081)
                                                                                 ------------          ------------
                                                                                    8,707,609            11,010,239

                                                                                  $12,852,079           $14,390,326

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       3/31/99           3/31/98          3/31/99           3/31/98
Revenues
Product sales                                      $   260,340       $   179,780      $   334,534       $   182,057
Grants and contracts                                   163,852            57,801          324,742            71,815
                                                   -----------       -----------      -----------       -----------
                                                       424,192           237,581          659,276           253,872
Costs and expenses

Product costs                                          243,912           160,362          345,010           168,664
Research and development costs                         752,063           550,350        1,451,931         1,075,292
Selling, general and administrative expenses           936,698           769,668        1,811,974         1,610,034
                                                   -----------       -----------      -----------       -----------
                                                     1,932,673         1,480,380        3,608,915         2,853,990

Loss from operations                                (1,508,481)       (1,242,799)      (2,949,639)       (2,600,118)

Other income (expense), net
Interest income                                         25,037            93,326           93,668            93,867
Interest expense                                          (198)             (265)            (415)             (545)
Other, net                                             176,400                 -          172,764             3,597
                                                   -----------       -----------      -----------       -----------
                                                       201,239            93,061          266,017            96,919

Minority interest in subsidiary net loss               $35,344          $127,603         $152,414          $254,697

Net loss                                           $(1,271,898)      $(1,022,135)     $(2,531,208)      $(2,248,502)

Net loss per share (basic and diluted)                  $(0.31)           $(0.25)          $(0.62)           $(0.67)

Weighted average number of
     shares outstanding                              4,059,992         4,034,510        4,055,071         3,370,026

AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                        SHARES                 AMOUNT               ADDITIONAL      ACCUMULATED
                                                 PREFERRED    COMMON     PREFERRED     COMMON    PAID-IN CAPITAL      DEFICIT
Balances at September 30, 1998                     214,285   4,050,150    $2,143       $40,502       $57,386,675    (46,419,081)
Common stock issued
   as compensation                                       -      15,608         -           155            25,951              -
Compensation expense
   for stock option grants                               -           -         -             -           213,780              -
Equity issuance costs                                    -           -         -             -           (11,308)             -
Net loss for the period                                  -           -         -             -                 -     (2,531,208)
                                              ----------------------------------------------------------------------------------
Balances at March 31, 1999                         214,285   4,065,758    $2,143       $40,657       $57,615,098   $(48,950,289)

                                      5


AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                      3/31/99               3/31/98
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $   (2,531,208)         $ (2,248,502)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization                                                         655,685               422,573
Loss on sale of property                                                                3,637                 1,404
Common stock issued as compensation for services                                       26,106                12,668
Compensation expense for stock option grants                                          213,780               103,140
Minority interest in subsidiary operating results                                    (152,414)             (254,697)
Decrease in accounts receivable                                                       885,277               439,700
Increase in inventories                                                            (1,441,121)           (2,040,081)
(Increase) decrease in prepaid expenses                                                18,046               (56,564)
(Increase) decrease in other assets and deposits                                       14,383               (13,802)
Increase in accounts payable and accrued liabilities                                  256,344               154,275
Increase in deposits on customer orders                                               848,028               681,759
Other, net                                                                                  -                11,208
                                                                               --------------          ------------
   Net cash used in operating activities                                           (1,203,457)           (2,786,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                                  (252,723)             (777,538)
Proceeds from sale of property                                                            900                 9,683
Expenditures for patents and proprietary technology                                  (254,722)             (294,248)
                                                                               --------------          ------------
   Net cash used in investing activities                                             (506,545)           (1,062,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt                                                   (2,264)               (2,134)
Payments on long-term lease liability                                                (185,311)             (133,539)
Proceeds from issuance of stock                                                             -             9,813,326
Equity issuance costs                                                                 (11,308)                    -
Cash contribution from Epitope, Inc.                                                        -             1,248,140
                                                                               --------------          ------------
   Net cash provided (used) by financing activities                                  (198,883)           10,925,793

Net increase (decrease) in cash and cash equivalents                               (1,908,885)            7,076,771
Cash and cash equivalents at beginning of period                                    3,904,087                 4,384
                                                                               --------------          ------------
Cash and cash equivalents at end of period                                     $    1,995,202          $  7,081,155

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1     THE COMPANY

Agritope, Inc. (the "Company" or "Agritope") is an Oregon-based agricultural biotechnology company that develops improved plant products and provides technology to the agricultural industry. Through its 64 percent-owned subsidiary, Vinifera, Inc. ("Vinifera"), Agritope is also engaged in the business of propagating, growing, and distributing grapevine plants. Until December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope").

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Results of operations for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

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

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                    3/31/99              9/30/98
                                                 (Unaudited)
Operating supplies                               $  106,342           $  142,900
Work-in process                                   1,835,641              128,374
Finished goods                                    2,788,310            3,017,898
                                                 ----------           ----------
                                                 $4,730,293           $3,289,172


NET LOSS PER SHARE. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The following potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidilutive:


                                                    3/31/99              3/31/98
Options to purchase common stock                  1,728,928            1,419,664
Warrants to purchase common stock                   583,333              583,333
Convertible preferred stock                         214,285              214,285
                                                 ----------           ----------
                                                  2,526,546            2,217,282

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

RECENT DEVELOPMENTS


GENE DISCOVERY PROGRAM. In February 1999, the Company entered into a letter of intent with Rhone-Poulenc Plant and Animal Health, a division of Rhone-Poulenc, S.A., to establish a joint venture to conduct a research, development and commercialization program in the field of functional genomics. Representatives of Agritope and Rhone-Poulenc are currently engaged in negotiations regarding the terms of definitive agreements for the proposed joint venture.

The proposed venture will identify, develop and commercialize novel genes expected to be discovered under a program called the ACTTAG (TM) Gene Discovery Program. Under the ACTTAG program, The Salk Institute of San Diego, California, the University of Edinburgh, Scotland and Agritope will each generate genetically modified seeds that will be screened for a wide variety of traits such as disease resistance, insect resistance, new morphologies, abiotic stress tolerance, improved flowering characteristics, herbicide targets, herbicide tolerance and improved nutritional qualities.

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

VINIFERA, INC. In February 1999, the Company announced that it had decided to sell its controlling interest in Vinifera. Certain minority shareholders have signed letters of intent pursuant to which minority ownership of Vinifera would increase from 36% to approximately 50%. The terms of the letters of intent provide for the minority shareholders to purchase shares of Vinifera capital stock from Agritope for cash paid over a three-year period. In addition, Vinifera would immediately replace a working capital line of credit currently provided by Agritope with a bank line of credit, guaranteed by a minority shareholder. While there can be no assurance that the proposed transactions will be completed, the Company intends to complete such transactions in the quarter ended June 30, 1999. The Company is also engaged in additional discussions with prospective investors that would further reduce its ownership in Vinifera through transactions similar to the one described above.

SBIR GRANT. In April 1999, Agritope was awarded a Phase I grant by the United States Department of Agriculture Cooperative State Research, Education and Extension Service under the Small Business Innovation Research Program. The award will provide $65,000 over a five-month period to fund a research program regarding development of resistance in red raspberry to raspberry bushy dwarf virus.


RESULTS OF OPERATIONS

REVENUES. Total revenues amounted to $424,000 and $659,000, respectively, for the three-month and six-month periods ended March 31, 1999, representing an increase of $186,000 and $405,000, respectively, over revenues recorded for the corresponding periods in the prior fiscal year, as summarized below:

THREE MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)             1999                        1998
                                                          Dollars    Percent         Dollars   Percent
Product sales-
Grape plant sales                                            $ 260       61%            $ 180      76%

Grants and contracts                                           164       39                58      24
                                                              -----     ---              ----     ---
                                                             $ 424      100%            $ 238     100%

SIX MONTHS ENDED MARCH 31 (IN THOUSANDS, EXCEPT %)               1999                        1998
                                                          Dollars    Percent         Dollars    Percent
Product sales-
Grape plant sales                                            $ 334       51%            $ 182      72%

Grants and contracts                                           325       49                72      28
                                                              -----     ---              ----     ---
                                                             $ 659      100%            $ 254     100%

Vinifera's sales of grapevines increased $80,000 (45%) and $152,000 (84%) in the second quarter and first six months of fiscal 1999, respectively, as compared to the second quarter and first six-months of fiscal 1998. Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. However, unseasonable weather conditions caused certain customers to delay orders that were originally scheduled for delivery in fiscal 1998. The delayed orders were either deferred to the 1999 planting season or delivered in the quarter ended March 31, 1999. As of March 31, 1999, Vinifera had firm orders totaling $2.9 million for delivery in the spring and summer of 1999 and $0.7 million for delivery in the spring and summer of 2000 compared to firm orders of $2.7 million as of March 31, 1998 scheduled for delivery in the 1998 planting season and $0.8 million for delivery in 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses amounted to $752,000 and $1.5 million, respectively, for the quarter and six months ended March 31, 1999, representing increases of $202,000 (37%) and $377,000 (35%), respectively, over the corresponding prior-year periods. The higher research and development costs in the second quarter of fiscal 1999 reflected increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology and stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute. Rent, depreciation and other costs of occupancy also increased as a result of the Company's move to expanded quarters in March 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $167,000 (22%) and $202,000 (13%), respectively, in the three-month and six-month periods ended March 31, 1999 as compared to the corresponding periods ended March 31, 1998. Major components accounting for the net increase included increased compensation expense related to amortization of expense for stock options granted in December 1997, increased sales expenses at Vinifera and increased legal fees related to the Company's proposed gene discovery program. Rent, depreciation and other costs of occupancy also increased as a result of the Company's move to expanded quarters in March 1998. The increases were partially offset by decreases in other professional fees and travel expenses due to the fact that expenses in the first quarter of the prior year included non-recurring fees and expenses incurred in connection with the transition from operating as a wholly owned subsidiary to operating as an independent public company.

OTHER INCOME (EXPENSE), NET. Interest income decreased for the quarter from $93,000 in the quarter ended March 31, 1998 to $25,000 for the quarter ended March 31, 1999 due to a corresponding decrease in cash available for investment. In March 1999, Vinifera received a one-time payment of $170,000, representing reimbursement for certain expenses incurred in prior years to explore establishment of a grapevine nursery business in Spain in cooperation with a minority shareholder of Vinifera. Vinifera ultimately decided to discontinue its participation and was reimbursed for expenses it incurred for the benefit of the venture.


LIQUIDITY AND CAPITAL RESOURCES

                                                   3/31/99               9/30/98
Cash and cash equivalents                       $1,995,202            $3,904,087
Working capital                                  4,477,664             6,883,918

As of March 31, 1999, Agritope had working capital of $4.5 million, as compared to working capital of $6.9 million at September 30, 1998. During the six months ended March 31, 1999, expenditures for property and equipment were $253,000, principally for greenhouse improvements and expansion of grapevine propagation blocks at Vinifera. The Company also expended $255,000 for proprietary technology related to its patent portfolio. For the six-months ended March 31, 1999, Vinifera used internally generated cash from collection of accounts receivable and deposits on future orders to fund operations and capital expenditures. Agritope's cash requirements for the six-month period were supplied primarily from cash reserves supplemented by collection of $243,000 for research funding from government agencies and Vilmorin Clause & Cie ("Vilmorin"), a research partner.

Historically, Agritope's requirements for operations, working capital and business expansion have been funded by receipts of cash from its former parent company, Epitope, Inc., supplemented by $5.4 million principal amount of convertible notes, $3.5 million of investments in Vinifera by minority shareholders, $9.9 million net proceeds from private placements of equity securities and $1.2 million in funding from strategic partners and other research grants. On December 1, 1997, in anticipation of its spin-off from Epitope, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Agritope received a capital contribution of $1.2 million from Epitope to fund cash requirements during the months of October and November 1997, and Epitope advanced $917,000 for December cash requirements. The advance was repaid in January 1998.

On December 30, 1997, Epitope distributed 100% of Agritope's outstanding common stock to shareholders of Epitope. On December 31, 1997, Agritope sold 1.3 million shares of common stock in a private placement transaction at a price of $7 per share for aggregate proceeds of $9.4 million. In January 1998, Agritope sold 214,285 shares of Series A Preferred Stock at a price of $7 per share for aggregate proceeds of $1.5 million and repaid to Epitope $976,000 of advances for cash requirements after December 1, 1997.

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

In the quarter ended June 30, 1999, the Company expects to earn reimbursements totaling $208,000 for research projects funded by Vilmorin. In addition, Vilmorin has advised management that it intends to fund additional projects totaling $400,000 for work to be performed from July 1, 1999 to June 30, 2000. The Company also expects to complete work in the remainder of 1999 for which it will be reimbursed $346,000 under its matching grant from the National Institute of Standards and Technology.

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


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Stockholders on February 22, 1999. Voting shareholders took the following actions at the meeting:

         1. The common stockholders voted to elect the following nominees to the Company's Board of Directors to serve as Class 2 Directors until the 2002 Annual Meeting

                                                  Votes for       Votes Withheld
              W. Charles Armstrong                3,709,665       40,837
              James T. King                       3,710,285       40,217
              Roger L. Pringle                    3,709,825       40,677

         2. The Series A Preferred shareholder voted to elect the following nominee to serve on the Company's Board of Directors until the 2000 Annual Meeting.
                                                  Votes for       Votes Withheld
              Pierre Lefebvre                     214,285         None

         There were no abstentions or broker non-votes with respect to either proposal.

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


May 14, 1999                         /s/ ADOLPH J. FERRO
-----------------                   --------------------
Date                                Adolph J. Ferro
                                    Chairman, President, Chief Executive Officer
                                    and Director
                                    (PRINCIPAL EXECUTIVE OFFICER)




May 14, 1999                        /s/ GILBERT N. MILLER
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