Form 10-Q
period 1999-06-30
AGRITOPE INC
filed 1999-08-13
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the quarter ended June 30, 1999

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Registrant's Common Stock, $.01 par value, outstanding as of July 31, 1999: 4,069,858

                                 AGRITOPE, INC.

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    AGRITOPE, INC. AND SUBSIDIARIES

    Condensed Consolidated Balance Sheets
        as of September 30, 1998 and June 30, 1999...............          2

    Condensed Consolidated Statements of Operations
        for the three months and nine months ended
        June 30, 1999 and 1998...................................          3

    Condensed Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended June 30, 1999..................          4

    Condensed Consolidated Statements of Cash Flows
        for the nine months ended June 30, 1999 and 1998.........          5

    Notes to Condensed Consolidated Financial Statements.........          6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS ...................................          7

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................         11

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    6/30/99                 9/30/98
                                                                                  (Unaudited)

ASSETS
Current assets
Cash and cash equivalents .............................................         $   1,656,469             3,904,087
Trade accounts receivable, net ........................................               461,013             1,033,860
Other accounts receivable .............................................               267,887               124,690
Inventories (Note 2) ..................................................             4,790,489             3,289,172
Prepaid expenses ......................................................               111,262               172,196
                                                                                 ------------          ------------
                                                                                    7,287,120             8,524,005

Property and equipment, net ...........................................             3,660,861             4,100,804
Patents and proprietary technology, net ...............................             1,894,783             1,736,998
Other assets and deposits .............................................                 9,861                28,519
                                                                                 ------------          ------------
                                                                                $  12,852,625        $   14,390,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ......................................................         $     569,938               178,171
Current portion of long-term debt......................................                 4,576                 4,255
Current portion of long-term lease liability...........................               204,495               358,404
Revolving line of credit (Note 3)......................................             1,100,000                     -
Deposits on customer orders............................................             1,533,342               599,944
Salaries, benefits and other accrued liabilities ......................               543,196               499,313
                                                                                 ------------          ------------
                                                                                    3,955,547             1,640,087

Long-term portion of installment notes payable.........................                 6,499                10,238
Long-term lease liability, less current portion........................                     -               115,785
Minority interest in consolidated subsidiary ..........................             1,368,451             1,613,977
                                                                                    ---------             ---------
                                                                                    5,330,497             3,380,087

Commitments and contingencies (Note 3).................................                     -                     -

Stockholders' equity
Preferred stock, $.01 par value- 10,000,000 shares authorized,
 Series A- 214,285 shares outstanding .................................                 2,143                 2,143
Common stock, $.01 par value- 30,000,000 shares authorized,
 4,069,858 and 4,050,150 shares outstanding, respectively..............                40,698                40,502
Additional paid-in capital ............................................            57,732,547            57,386,675
Accumulated deficit....................................................           (50,253,260)          (46,419,081)
                                                                                  -----------           ------------
                                                                                    7,522,128            11,010,239

                                                                                $  12,852,625         $  14,390,326


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                       6/30/99           6/30/98          6/30/99           6/30/98
Revenues
Product sales ................................... $  1,225,341     $     663,562     $  1,559,875      $    845,619
Grants and contracts ............................      303,279                 -          628,021            71,815
                                                   -----------       -----------       ----------       -----------
                                                     1,528,620           663,562        2,187,896           917,434
Costs and expenses
Product costs ...................................    1,195,091           648,111        1,540,101           816,775
Research and development costs ..................      814,045           745,385        2,265,976         1,820,677
Selling, general and administrative expenses.....      916,573           884,715        2,728,547         2,494,749
                                                   -----------       -----------       ----------       -----------
                                                     2,925,709         2,278,211        6,534,624         5,132,201

Loss from operations ............................   (1,397,089)       (1,614,649)      (4,346,728)       (4,214,767)

Other income (expense), net
Interest income..................................       11,617            68,985          105,285           162,852
Interest expense.................................       (4,211)             (248)          (4,626)             (793)
Other, net.......................................       (6,400)         (128,650)         166,364          (125,053)
                                                   ------------      ------------      ----------       ------------
                                                         1,006           (59,913)         267,023            37,006

Minority interest in subsidiary net loss......... $     93,112     $     185,225     $    245,526      $    439,922

Net loss......................................... $ (1,302,971)    $  (1,489,337)    $ (3,834,179)     $ (3,737,839)

Net loss per share (basic and diluted)........... $       (.32)    $        (.37)    $       (.94)     $      (1.04)

Weighted average number of
     shares outstanding (basic and diluted)......    4,065,803         4,037,260        4,058,648         3,592,437


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                    SHARES               AMOUNT           ADDITIONAL        ACCUMULATED
                                           PREFERRED    COMMON     PREFERRED  COMMON    PAID-IN CAPITAL        DEFICIT
Balances at September 30, 1998.........      214,285  4,050,150    $2,143    $40,502      $57,386,675       $(46,419,081)
Common stock issued
   as compensation ....................            -     19,708         -        196           40,260                  -
Compensation expense
   for stock option grants ............            -          -         -          -          316,920                  -
Equity issuance costs..................            -          -         -          -          (11,308)                 -
Net loss for the period ...............            -          -         -          -                -       (  3,834,179)
                                           --------------------    ------  ---------    --------------      -------------
Balances at June 30, 1999..............      214,285  4,069,858    $2,143    $40,698      $57,732,547       $(50,253,260)


AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                           NINE MONTHS ENDED

                                                                                       6/30/99             6/30/98

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................         $  (3,834,179)        $  (3,737,839)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization .........................................               984,939               665,531
Loss on sale of property...............................................                 3,637                    54
Decrease in accounts receivable .......................................               429,650               217,291
(Increase) in inventories .............................................            (1,501,317)           (2,684,347)
Decrease in prepaid expenses ..........................................                60,934                32,295
Decrease (increase) in other assets and deposits ......................                18,658               (13,802)
Increase in deposits on customer orders................................               933,398               812,971
Increase (decrease) in accounts payable and accrued liabilities .......               435,650               (91,695)
Common stock issued as compensation for services.......................                40,456                27,866
Compensation expense for stock option grants...........................               316,920               287,280
Minority interest in subsidiary operating results......................              (245,526)             (439,922)
Other, net.............................................................                     -               150,167
                                                                                 ------------          ------------
Net cash used in operating activities..................................            (2,356,780)           (4,774,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment ...................................              (344,131)           (1,791,312)
Proceeds from sale of property ........................................                   900                11,033
Expenditures for patents and proprietary technology ...................              (363,187)             (467,448)
                                                                                 -------------         -------------
Net cash used in investing activities..................................              (706,418)           (2,247,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt.............................................                     -                     -
Principal payments on long-term debt...................................                (3,418)               (3,225)
Payments on long-term lease obligation.................................              (269,694)             (220,295)
Proceeds from revolving line of credit (Note 3)........................             1,100,000                     -
Proceeds from issuance of stock .......................................               (11,308)            9,812,418
Minority interest investment in subsidiary ............................                     -             1,765,453
Cash contribution from Epitope, Inc. ..................................                     -             1,248,140
                                                                                 ------------          ------------
Net cash provided by financing activities..............................               815,580            12,602,491

Net increase (decrease) in cash and cash equivalents ..................            (2,247,618)            5,580,614
Cash and cash equivalents at beginning of period ......................             3,904,087                 4,384
                                                                                 ------------          ------------
Cash and cash equivalents at end of period.............................         $   1,656,469          $  5,584,998


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

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full year financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Results of operations for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

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

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                    6/30/99              9/30/98
                                                 (Unaudited)
Operating supplies........................      $   124,213          $   142,900
Work-in process...........................        1,297,351              128,374
Finished goods............................        3,368,925            3,017,898
                                                  ---------         ------------
                                                 $4,790,489           $3,289,172
NET LOSS PER SHARE. Basic and diluted loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The following potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidilutive:

                                                    6/30/99              6/30/98

Options to purchase common stock..........        1,713,928            1,407,164
Warrants to purchase common stock.........          583,333              583,333
Convertible preferred stock...............          214,285              214,285
                                                 ----------           ----------
                                                  2,511,546            2,204,782
NOTE 3     BANK LINES OF CREDIT

REVOLVING LINE OF CREDIT. In June 1999, Vinifera borrowed $1.1 million from a commercial bank under a revolving line of credit. The proceeds were used to finance inventory production and repay a $1 million line of credit advanced by Agritope. The line provides for borrowings of up to $1.5 million and is secured by Vinifera's inventories and accounts receivable and is guaranteed by one of Vinifera's minority shareholders. The line bears interest at the prime rate. It expires on May 1, 2000.

ACCOUNTS RECEIVABLE LINE OF CREDIT. In May 1999, Agritope entered into an agreement with a commercial bank pursuant to which the bank will advance up to $500,000 based on 80% of qualified and approved accounts receivable. The line of credit bears interest at the rate of 2% per month and each advance carries an administration fee of 0.65%. It expires on May 20, 2000. The Company has not made any borrowings under the line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K and with the financial statements and notes thereto included in this Form 10-Q.



CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR BY IMPLICATION PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING-STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO THE COMPANY, THESE FACTORS INCLUDE ITS LIMITED INDEPENDENT OPERATING HISTORY; UNCERTAINTY OF
ADDITIONAL FUNDING; LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL; DEPENDENCE ON STRATEGIC PARTNERS; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; DEPENDENCE ON KEY PERSONNEL; TECHNOLOGICAL CHANGE AND COMPETITION; UNCERTAINTIES AS TO ACCEPTANCE OF GENETICALLY ENGINEERED PRODUCTS; CHANGES IN LAWS OR REGULATIONS; AS WELL AS THE OTHER FACTORS DISCUSSED IN EXHIBIT 99 TO THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K, WHICH IS HEREBY INCORPORATED BY REFERENCE. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. AGRITOPE DOES NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.


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

RECENT DEVELOPMENTS


GENE DISCOVERY PROGRAM. In July 1999, Agritope and Rhone-Poulenc Agro, a division of Rhone-Poulenc, S.A. formed Agrinomics LLC ("Agrinomics") which has begun a research, development and commercialization program in the field of agricultural functional genomics. The program is called the ACTTAG(TM) Gene Discovery Program. Agritope owns a 50% interest in Agrinomics and Rhone-Poulenc Agro owns the remaining 50% interest.

Rhone-Poulenc Agro has agreed to make capital contributions to Agrinomics, in cash, totaling $20 million over a five-year period. A $5 million contribution to support the first year of operations was made in July 1999. Agritope contributed technology, a collection of seed generated using activation tagging techniques and expertise in molecular and cell biology. In addition, Agritope will perform research work at its Oregon research facility, greenhouses and farm. Rhone-Poulenc Agro will also provide high-throughput screening, robotics, microarray and bioinformatics technologies and support, and perform research work for Agrinomics at Rhone-Poulenc Agro's research facility in Research Triangle Park, North Carolina.

Through its fully integrated functional genomics program, Agrinomics intends to develop a network of research and commercial alliances with a broad range of interests. Discussions with several prospective sponsors are underway. Alliance participants would provide funding for specific projects. Participants would receive rights to technology in their field of interest as well as access to technology developed within the Agrinomics network.

VINIFERA, INC. In June 1999, the Company entered into stock purchase agreements with certain minority shareholders of Vinifera pursuant to which minority ownership of Vinifera will increase from 36% to approximately 50%. The agreements provide for the shareholders to purchase shares of Vinifera common stock from Agritope over a three-year period. In July 1999, the shareholders made the first purchase under the agreements. Agritope received proceeds totaling $874,000 and its ownership interest in Vinifera was reduced from 64% to

57%. In June 1999, in a related transaction, Vinifera repaid the $1 million balance on its working capital line of credit to Agritope and replaced the line with a $1.5 million revolving bank line of credit (See Note 3 of Notes to Condensed Consolidated Financial Statements). SBIR GRANT. In April 1999, Agritope was awarded a grant by the United States Department of Agriculture Cooperative State Research, Education and Extension Service under the Small Business Innovation Research Program. The award will provide $65,000 over a five-month period to fund a research program regarding development of resistance in red raspberry to raspberry bush dwarf virus.


RESULTS OF OPERATIONS

REVENUES. Total revenues were $1,529,000 and $2,188,000 for the three-month and nine-month periods ended June 30, 1999, respectively, representing an increase of $865,000 and $1,271,000, respectively, over revenues recorded for the corresponding periods in the prior fiscal year, as summarized below:

THREE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)              1999                       1998
                                                          DOLLARS    PERCENT         DOLLARS    PERCENT
Product sales-
Grape plant sales......................................... $ 1,226       80%           $  664     100%

Grants and contracts......................................     303       20                 -       -
                                                             -----      ---             -----     ---
                                                           $ 1,529      100%            $ 664     100%

NINE MONTHS ENDED JUNE 30 (IN THOUSANDS, EXCEPT %)               1999                       1998
                                                          DOLLARS    PERCENT         DOLLARS    PERCENT
Product sales-
Grape plant sales......................................... $ 1,560       71%          $   845      92%

Grants and contracts......................................     628       29                72       8
                                                            ------      ---              ----    ----
                                                           $ 2,188      100%            $ 917     100%

Vinifera's sales of grapevines increased $561,000 (84%) and $715,000 (85%) in the third quarter and first nine months of fiscal 1999, respectively, as compared to the third quarter and first nine-months of fiscal 1998. Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. However, unseasonable weather conditions caused certain customers to delay orders that were originally scheduled for delivery in fiscal 1998. The delayed orders were either deferred to the 1999 planting season or delivered in the quarter ended March 31, 1999. As of June 30, 1999, Vinifera had firm orders totaling $1.7 million for delivery in the summer of 1999 and $2.1 million for delivery in the spring and summer of 2000 compared to firm orders of $1.8 million as of June 30, 1998 scheduled for delivery in the 1998 planting season, and $1.1 million for delivery in 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses amounted to $814,000 and $2.3 million, respectively, for the quarter and nine months ended June 30, 1999, representing increases of $69,000 (9%) and $445,000 (24%), respectively, over the corresponding prior-year periods. The higher research and development costs in the current fiscal year reflect increased efforts to develop and propagate crops containing Agritope's patented ethylene control technology and stepped-up research efforts to explore the potential of certain genes obtained from the Salk Institute. Rent, depreciation and other costs of occupancy attributable to research activities also increased as a result of the Company's move to expanded quarters in March 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $32,000 (4%) and $234,000 (9%), respectively, in the three-month and nine-month periods ended June 30, 1999, as compared to the corresponding periods ended June 30, 1998. Major components accounting for the net increase included increased compensation expense related to amortization of expense for stock options granted in December 1997, increased sales expenses at Vinifera and increased legal fees related to the Company's proposed gene discovery program. Rent, depreciation and other costs of occupancy also increased as a result of the Company's move to expanded quarters in March 1998. The increases were partially offset by decreases in other professional fees and travel expenses due to the fact that expenses in the first quarter of the 1998 fiscal year included non-recurring fees and expenses incurred in connection with the transition from operating as a wholly owned subsidiary to operating as an independent public company.

OTHER INCOME (EXPENSE), NET. Interest income decreased $57,000 in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 due to a corresponding decrease in cash available for investment. In March 1999, Vinifera received a one-time payment of $170,000, representing reimbursement for certain expenses incurred in prior years to explore establishment of a grapevine nursery business in Spain in cooperation with a minority shareholder of Vinifera. Vinifera ultimately decided to discontinue its participation and was reimbursed for expenses it incurred for the benefit of the venture.

LIQUIDITY AND CAPITAL RESOURCES

                                                   6/30/99               9/30/98
Cash and cash equivalents................       $1,656,469            $3,904,087
Working capital .........................        3,331,573             6,883,918

As of June 30, 1999, Agritope had working capital of $3.3 million, as compared to working capital of $6.9 million at September 30, 1998. During the nine months ended June 30, 1999, expenditures for property and equipment were $344,000, principally for greenhouse improvements and expansion of grapevine propagation blocks at Vinifera. The Company also expended $363,000 for proprietary technology related to its patent portfolio. For the nine-months ended June 30, 1999, Vinifera used internally generated cash from collection of accounts receivable and deposits on future orders to fund operations and capital expenditures. Agritope's cash requirements for the nine-month period were supplied primarily from cash reserves supplemented by research funding from government agencies and Vilmorin Clause & Cie ("Vilmorin"), a research partner. In addition, Agritope received $1 million from Vinifera in connection with refinancing of the Vinifera line of credit with a commercial bank (See Note 3 of Notes to Condensed Consolidated Financial Statements).

Historically, Agritope's requirements for operations, working capital and business expansion have been funded by receipts of cash from its former parent company, Epitope, Inc., supplemented by $5.4 million principal amount of convertible notes, $3.5 million of investments in Vinifera by minority shareholders, $9.9 million net proceeds from private placement of equity securities and $1.2 million in funding from strategic partners and other research grants. On December 1, 1997, in anticipation of its spin-off from Epitope, Agritope assumed responsibility for funding its future activities. During the quarter ended December 31, 1997, Agritope received a capital contribution of $1.2 million from Epitope to fund cash requirements during the months of October and November 1997 and Epitope advanced $917,000 for December cash requirements.

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

Agritope expects to continue to require significant funds to support its operations and research activities. It intends to use cash reserves, cash generated from sales of products, research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

Vilmorin has agreed to fund additional projects totaling $400,000 for work to be performed from July 1, 1999 to June 30, 2000. Agritope also expects to complete work under its matching grant from the National Institute of Standards and Technology in the remainder of the current contract year ending December 31, 1999, for total reimbursements of $305,000.

Agritope has completed a Year 2000 review of its systems and procedures to determine the costs and risks related to the Year 2000 date conversion. As a result of this review, Agritope believes that it will not incur material Year 2000 remedial costs and that its operations will not be materially affected by the Year 2000 conversion, and as a consequence it has not established a contingency plan.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)  Financial Data Schedule

(b)      No reports on Form 8-K were filed during the three months ended
         June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AGRITOPE, INC.


August 12, 1999             /s/ ADOLPH J. FERRO
-----------------           --------------------
Date                        Adolph J. Ferro
                            Chairman, President and Chief Executive Officer
                            (PRINCIPAL EXECUTIVE OFFICER)




August 12, 1999             /s/ GILBERT N. MILLER
-----------------           ----------------------
Date                        Gilbert N. Miller
                            Executive Vice President and Chief Financial Officer
                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT                        DESCRIPTION                                  PAGE

27.                            Financial Data Schedule                       13