Form 10-K
period 1999-09-30
AGRITOPE INC
filed 1999-12-29
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-23531

                                 AGRITOPE, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                              93-0820945
  (State or other jurisdiction)                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                     16160 SW Upper Boones Ferry Road
             Portland, Oregon                        97224-7744
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. / /

      The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of November 30, 1999, was approximately
                                  $3,750,000.

  The number of shares outstanding of the registrant's common stock, par value
              $.01 per share, on November 30, 1999 was 4,070,612.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Parts of registrant's Proxy Statement dated January 17, 2000 prepared in connection with the Annual Meeting of Stockholders to be held on February 29,
        2000 are incorporated by reference into Part III of this Report.



                                        T A B L E  O F  C O N T E N T S


                                                  PART I
     ITEM 1. BUSINESS.....................................................................      3

     ITEM 2. PROPERTIES...................................................................     12

     ITEM 3. LEGAL PROCEEDINGS............................................................     13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................     13

                                                  PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS....................................................     13

     ITEM 6. SELECTED FINANCIAL DATA......................................................     14

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS....................................     15

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK......................................................     19

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................     19

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................     19

                                                  PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................     20

     ITEM 11. EXECUTIVE COMPENSATION......................................................     20

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..................................................     20

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................     20

                                                  PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K....................................................     20



                                     PART I

     CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR BY IMPLICATION PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD LOOKING-STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO THE COMPANY, THESE FACTORS INCLUDE ITS LIMITED INDEPENDENT OPERATING HISTORY; UNCERTAINTY OF ADDITIONAL FUNDING; LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL; DEPENDENCE ON STRATEGIC PARTNERS; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; DEPENDENCE ON KEY PERSONNEL; TECHNOLOGICAL CHANGE AND COMPETITION; UNCERTAINTIES AS TO CONSUMER ACCEPTANCE OF GENETICALLY ENGINEERED PRODUCTS; CHANGES IN LAWS OR REGULATIONS; AS WELL AS THE OTHER FACTORS DISCUSSED IN EXHIBIT 99 HERETO WHICH IS HEREBY INCORPORATED BY REFERENCE. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. AGRITOPE DOES NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.



ITEM 1.  BUSINESS

Agritope, Inc. ("Agritope" or the "Company") is an Oregon-based agricultural biotechnology company that develops improved plant products and provides technology to the agricultural industry. Agrinomics LLC, its joint venture with Aventis CropScience, S.A. ("Aventis CropScience"), conducts a gene discovery program, which is directed at finding and determining the function of plant genes. Aventis CropScience was formed in December 1999, combining the businesses formerly known as Rhone-Poulenc Agro and AgrEvo. The technology developed or acquired by the Company includes a variety of genes, promoters and enabling technologies.

Agritope utilizes its patented ethylene control technology to develop a wide variety of fruits and vegetables that are resistant to the decaying effects of ethylene. The Company has also acquired certain rights to certain proprietary genes (the "Salk Genes") from the Salk Institute for Biological Studies (the "Salk Institute"). Agritope believes that the Salk Genes may have the potential to confer disease resistance, enhance crop yield, control flowering, regulate cell division and enhance gene expression in plants. Agritope has an option to obtain a worldwide license to use the Salk Genes in a wide range of fruit and vegetable species.

The Company consists of two segments: Agritope Research and Development, as described above, and a majority-owned subsidiary, Vinifera, Inc. ("Vinifera"). See Note 11 of Notes to Consolidated Financial Statements for selected financial information regarding both segments. Vinifera propagates and markets grapevines to the U.S. premium wine grape production industry. Agritope believes that Vinifera offers one of the most technically advanced grapevine plant propagation and disease screening and elimination programs available to the grape production industry.

B I O T E C H N O L O G Y   P R O G R A M

Historically, Agritope's biotechnology program focused on using the tools and techniques of plant genetic engineering to regulate the synthesis of ethylene in ripening fruits and vegetables. Ethylene is a gaseous plant hormone, which in higher plant species is responsible for fruit and vegetable ripening and senescence as well as numerous other physiological effects. The Company has identified and patented a single gene that can be inserted into plants and expressed to regulate the plant's ability to produce ethylene. In recent years, the Company has expanded its research to genetically regulating other physiological processes in plants. Agritope is also conducting research in the area of disease control, including screening plants for the presence of disease and creating genetically engineered plants with resistance to pathogens.

RIPENING CONTROL. The fresh produce industry is based largely upon rapid harvesting, processing and distribution of fruits and vegetables in order to prevent spoilage and ensure the arrival of product at retail outlets in acceptable condition for consumer purchase and use. The post-harvest period for most fruits and vegetables is one of continuous ripening and senescence (aging), as evidenced by rapid changes in color, texture, flavor, nutrient content, and other quality attributes. Product losses during harvesting, processing, packing, shipping and distribution can reach substantial proportions of overall crop yield. Growers frequently incur losses resulting from abandoning crops in the field or having shipments refused by receivers because the produce is overripe. In addition, wholesalers and retailers may be forced either to discard or sell overripe produce at reduced prices and consumers often must use produce shortly after purchase to avoid spoilage. Studies published in the Marketing Research Report of the U.S. Department of Agriculture ("USDA") have estimated post-harvest losses of 30% and 40%, respectively, for strawberries shipped from Florida to the Chicago and New York markets. In the U.S. fruit and vegetable markets, post-harvest losses are estimated to amount to several billion dollars annually.

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

Agritope believes the ability to regulate ethylene and control ripening through genetic engineering represents an opportunity to provide a superior product to consumers while also improving profitability for growers and distributors. Growers may achieve higher marketable yields due to fewer losses of overripe product in the field and may lower labor costs by decreasing frequency of harvest. For packer/shippers, better control of product marketability may result in improved inventory flexibility and control, and more uniform product quality.

ETHYLENE CONTROL TECHNOLOGY. Agritope's ethylene control technology is focused on the use of a patented gene known as SAMase. The expression of SAMase in plants produces an enzyme that acts to degrade one of the important precursor compounds (S-adenosylmethionine or "SAM") necessary for the production of ethylene. Agritope has genetically engineered plants to express the SAMase gene only when certain levels of rising ethylene concentrations are reached in the tissues of the fruit or plant. This feature causes the production of greater levels of the enzyme that degrades SAM in response to a correspondingly higher level of ethylene. Agritope believes that this technology thus offers a major advantage over other approaches to ripening control in that the production of ethylene may be specifically reduced to levels that allow for the initiation of ripening but that delay the spoiling effects of excess ethylene. Therefore, the fruit can be maintained at an optimal level of ripeness for an extended period of time. An additional benefit of Agritope's technology is that the reaction catalyzed by the SAMase gene produces compounds normally found in plants. Agritope believes its SAMase technology can be utilized for the control of ethylene in any plant species where ethylene affects ripening or senescence.

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

In 1999, Agritope licensed its ethylene control technology to Ball Horticultural Company ("Ball"), a global leader in the development, production and marketing of floricultural crops. Under the terms of the license, Ball was granted a license to utilize Agritope's proprietary ethylene control technology, including rights to genes and gene promoters, to develop and produce novel floricultural crops. In return, Agritope will receive royalties on the sale of products and derivatives that incorporate the licensed technology.

A U.S. patent covering the use of any gene that encodes S-adenosylmethionine hydrolase (the enzyme expressed in any plant species by the SAMase gene) protects Agritope's ripening control technology. In addition to the patent on the SAMase gene, utility claims have been allowed on the promoter/gene combination used by Agritope in applications currently under development as well as potential applications in all other fruit-bearing plants. In the area of regulated gene expression and ripening control, Agritope has seven additional U.S. patents issued and two U.S. patents allowed but not yet issued. Agritope also has three pending U.S. patents in this area. Agritope also holds five foreign patents as well as 26 pending foreign applications, also primarily related to ripening control technology.

THE SALK GENES. In 1997, Agritope acquired certain rights to certain proprietary genes discovered by scientists at the Salk Institute. The Company believes that the Salk Genes may have the potential to confer disease resistance, enhance yield, control flowering, regulate cell division and enhance gene expression in plants. Agritope believes these new technologies will allow Agritope to leverage its ability to genetically engineer fruits and vegetables and enhance its ability to broaden its pipeline of new genetically engineered products. U.S. and foreign patent filings have been made with respect to each of the Salk Genes. A U.S. patent covering one gene, LEAFY, has been issued to the Salk Institute.

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

Agritope is currently conducting research regarding the following specific Salk
Genes:

CDR1 is a gene that may confer systemic acquired resistance ("SAR") to plants. SAR is the ability of plants to develop a powerful disease resistance state. After exposure to a non-lethal inoculum of a bacterial, viral or fungal pathogen, a plant will possess a heightened ability to defend itself against a broad range of new pathogenic challenges. Scientists at the Salk Institute, in collaboration with those at the Samuel Roberts Nobel Foundation, have discovered a gene, CDR1, which appears to play a key role in the maintenance of SAR. Agritope intends to utilize CDR1 in the development of plant varieties that have increased disease resistance to a broad range of plant pathogens.

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

LEAFY is a gene that is responsible for the initiation of flower development in plants. Scientists at the Salk Institute have demonstrated accelerated flowering in several species as a result of LEAFY expression. Transgenic aspen trees expressing LEAFY develop flowers within months rather than the 8 to 10 years that a non-transgenic aspen requires. Agritope intends to investigate uses of the LEAFY gene in tree fruits, vegetables and grapevines. Inhibiting LEAFY expression in selected crop species may also retard or prevent flowering, which could be of value in vegetable crops such as lettuce and celery.

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

FUNCTIONAL GENOMICS. In July 1999, Agritope and Aventis CropScience formed Agrinomics LLC ("Agrinomics") which has begun a research, development and commercialization program in the field of agricultural functional genomics. Agritope owns a 50% interest in Agrinomics and Aventis CropScience owns the remaining 50% interest.

Agrinomics will identify, develop and commercialize novel genes expected to be discovered under a gene discovery program called the ACTTAG(TM) Gene Discovery Program. The ACTTAG program utilizes activation tagging, a technique that enables researchers to rapidly discover genes and the traits they confer. Agrinomics and its academic collaborators at The Salk Institute of San Diego, California will generate genetically modified seeds that will be screened by Agrinomics for a wide variety of traits such as disease resistance, insect resistance, new morphologies, abiotic stress tolerance, improved flowering characteristics, herbicide targets, herbicide tolerance and improved nutritional qualities. Agrinomics has an option to collaborate with scientists at the University of Edinburgh, Scotland in the ACTTAG program who would also generate genetically modified seeds for screening in the ACTTAG program, but it has not yet exercised the option.

Aventis CropScience is expected to make capital contributions to Agrinomics, in cash, totaling $20 million over a five-year period. A $5 million contribution to support the first year of operations was made in 1999. Agritope contributed the ACTTAG technology, a collection of seeds generated using the ACTTAG techniques and expertise in molecular and cell biology. In addition, Agritope will perform research work at its Oregon research facility, greenhouses and farm. Aventis CropScience will also provide high-throughput screening, robotics, microarray and bioinformatics technologies and support, and perform research work at its Research Triangle Park research facility and at other locations.

Agrinomics intends to develop a network of research and commercial alliances with a broad range of interests including food and beverages, feed grains, fiber crops and forestry. Alliance participants would provide funding for specific projects. Participants would receive rights to technology in their field of interest as well as access to technology developed within the Agrinomics network.

In December 1999, a joint venture owned by Vilmorin Clause & Cie ("Vilmorin") of France and Biotech Plant Genomic Fund of Israel, entered into a research agreement with Agrinomics. Under the terms of the research agreement, the joint venture will sponsor a $7.5 million five-year research program to discover genes that confer desirable traits in certain vegetables. Agrinomics will use $2.5 million of the funding to reimburse the joint venture for conducting screening activities in the program.

ADDITIONAL TECHNOLOGIES. Agritope conducts research on several additional early-stage technologies. For example, Agritope scientists have devised a genetic engineering strategy to confer seedlessness to fruit crops. In addition, Agritope has completed a Phase I Small Business Innovation Research ("SBIR") grant to develop a novel geminivirus resistance strategy and to incorporate the approach into commercial tomato varieties. A second Phase I grant to continue the project is pending. Geminiviruses are a class of plant viruses that cause widespread damage in several crops including tomato, pepper, beans, melon, squash and cotton. Agritope has entered into an option agreement with The Ohio State University to use the geminivirus resistance strategy in a wide range of crop species susceptible to whitefly transmitted geminiviruses. The Company also entered into a collaboration agreement in 1999 with a specialist in the field of synthetic organic chemistry at the University of Calgary, Canada, Dr. Thomas G. Back, who has discovered a unique technology for the synthesis of novel brassinosteroids with exceptionally high biological activity. Under terms of the collaboration, Dr. Back will synthesize compounds in his laboratory and deliver them to Agritope for evaluation and commercial development.

Agritope also maintains a leading position in promoter discovery, allowing the targeted expression of introduced genes to certain tissues or to specific developmental stages in plants. Company scientists have isolated or synthesized a number of fruit-specific promoters for a wide variety of fruits and vegetables, including apple, banana, peach, melon, tomato, and raspberry. In conjunction with work targeted at developing seedless plant varieties, two different seed-specific plant promoters have been identified and isolated. Other plant promoters identified include those that will target gene expression in a root-specific, senescence or wounding-associated manner. These promoters may be useful for the directed expression of our ethylene control genes as well as the Salk Genes and others.

E X I S T I N G   D E V E L O P M E N T   P R O G R A M S

Agritope's research and development programs are currently directed toward several highly perishable fruit and vegetable crops described below.

MELON. The U.S. wholesale fresh melon market was estimated at $1.3 billion for 1998. Perishability in melons results in substantial product losses during the processes of production, harvesting and distribution. Agritope believes that melons represent a substantial market opportunity for implementation of its ripening control technology. Recent scientific reports have demonstrated a dramatic increase in shelf life for specialty type melons in which the ability to produce ethylene has been impaired. Using proprietary seed varieties supplied by two units of Vilmorin, Clause Semences and its U.S. affiliate Harris Moran Seed Company ("Harris Moran"), Agritope is developing commercial melon varieties with controlled ripening and increased post-harvest product life. Transgenic melons containing Agritope's ethylene control gene are currently being evaluated jointly by Harris Moran and Agritope technicians. Additional field trials will be conducted in the

2000 planting season, including trials designed to demonstrate the performance of the improved varieties in the wholesale distribution channel.

TOMATO. Annual U.S. wholesale fresh market tomato revenues were estimated at $1.1 billion for 1998. In order to facilitate the commercialization of its ethylene control technology for this market, Agritope formed Superior Tomato Associates, L.L.C. ("Superior Tomato") in 1996. Superior Tomato is a joint venture with Sunseeds Company ("Sunseeds"), a developer and producer of several leading fresh market tomato varieties.

Agritope provides genetic engineering technology and regulatory expertise, has responsibility for managing the joint venture, and has a two -thirds equity ownership interest in Superior Tomato. Sunseeds provides elite tomato germplasm and breeding expertise in the development of transgenic varieties. Superior Tomato owns rights to any fresh market cherry, roma and vine-ripened large fruited tomato varieties developed for the joint venture using Agritope ethylene control technology and Sunseeds germplasm. Superior Tomato also owns any technology jointly developed by Agritope and Sunseeds. The parties otherwise retain all rights to their respective technologies. Superior Tomato is currently in the process of developing and testing transgenic cherry, roma, and large fruited vine-ripe tomato varieties. Agritope has developed transgenic inbred lines of elite tomato germplasm provided by Sunseeds.

Prior to the formation of Superior Tomato, Agritope submitted safety, nutritional and environmental information on a prototype transgenic tomato line to both the USDA and the FDA. In March 1996, the USDA issued its finding that this line has no significant environmental impact and would no longer be considered a regulated article. During the same month, the FDA announced that Agritope had completed the food safety consultation process with respect to its prototype transgenic tomato line and that the variety did not raise issues that would require pre-market review or approval by that agency. In order to commence sale of selected varieties, Agritope will be required to make supplemental submissions to the USDA and FDA that establish that such varieties are comparable to the previously cleared lines.

RASPBERRY. The wholesale raspberry market, estimated in 1998 at $50 million annually in the U.S., has experienced limited growth because of the extreme perishability of the fruit. Agritope believes that the successful development of raspberries containing its ethylene control technology could permit a significant expansion of the fresh raspberry market.

Agritope is pursuing active research involving raspberry in three different areas: (1) enhancement of post-harvest shelf life using Agritope's ethylene control technology; (2) possible control of gray mold and (3) control of raspberry bushy dwarf virus using a pathogen derived resistance gene.

RASPBERRY: POST-HARVEST SHELF LIFE. In collaboration with Sweetbriar Development, Inc. ("Sweetbriar"), the largest fresh raspberry producer in the U.S., Agritope has engineered several of Sweetbriar's proprietary commercial raspberry varieties to contain the SAMase gene. Over the past several years, Sweetbriar has obtained promising results from a series of field evaluations of certain of its proprietary raspberry varieties containing the SAMase gene. In 1999, the field trials included evaluating the impact of simulated shipping conditions. Based on the successful completion of such trials, field trials scheduled for 2000 will include review of actual transportation to market under normal shipping conditions.

Successful development of a commercial transgenic raspberry, which would be owned by Sweetbriar, will require successful completion of the scheduled field trials and filings to obtain the appropriate regulatory clearances. If these conditions are met, Sweetbriar will produce the new raspberries for distribution and marketing by Driscoll Strawberry Associates, the largest distributor of fresh raspberries and strawberries in the U.S. Agritope would receive royalties on wholesale product sales. Separately, Agritope has integrated its ripening control technology into several public domain varieties.

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

Agritope has developed a genetic engineering approach to develop RBDV resistance in red raspberry. Transgenic plants have been evaluated in greenhouse trials in cooperation with a USDA/ARS Horticultural Crops Research facility. Based on early results, Agritope was awarded a Phase I SBIR grant in 1999 to continue the research project.

VEGETABLE AND FLOWER CROPS. Agritope and Vilmorin, entered into a research and development agreement (the "Vilmorin Research Agreement") in December 1997 covering certain vegetable and flower crops. Under the terms of the Vilmorin Research Agreement, Vilmorin will provide proprietary seed varieties and germplasm to Agritope for use in research projects funded by Vilmorin, in which Agritope technology, and possibly Vilmorin technology, may be applied to the various covered crops. A project advisory committee, consisting of two scientists each from Agritope and Vilmorin, recommends projects for approval by Vilmorin and Agritope. Unless otherwise agreed, Vilmorin will pay, on a quarterly basis, all Agritope's out-of-pocket expenses, including employee salaries and overhead, for each selected research project.

Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements applicable to any commercial-stage products that arise out of such research and development projects. It is the intent of the parties that Agritope will receive royalties on revenues generated through sales of modified crops or modified seeds resulting from the research projects, or that Agritope will receive revenues through participation in programs providing royalties to Agritope and Vilmorin based on savings realized by growers and distributors growing or handling the modified products. If the parties are unable to agree on the terms on which a modified crop or seed is to be commercialized, the terms of commercialization will be determined by "baseball" style arbitration, in which the arbitrator chooses all of the terms proposed by one party or the other without modification or compromise.

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

In connection with the Vilmorin Research Agreement, Vilmorin purchased 214,285 shares of Agritope Series A Preferred Stock ("Series A Preferred") at a price of $7 per share. Vilmorin has agreed to provide additional funding totaling $1 million either by exercising its option to purchase Series A Preferred or through the financing of research and development projects. Through September 30, 1999, Vilmorin has funded or agreed to fund projects totaling $796,000.

In September 1999 Vilmorin purchased 500,000 shares of Agritope's Series A Convertible Preferred Stock for $2.5 million. For every four shares of Series A Stock purchased in the private placement, Vilmorin also received a warrant to purchase one additional share of Series A Stock at a price of $7 per share at any time over the next five years. Vilmorin subsequently sold 150,000 shares of Series A Stock together with the related warrants to an Israeli seed company, Hazera Quality Seeds Ltd.("Hazera"), for $750,000. After completion of the sale, Vilmorin owned 564,285 shares of Series A Stock, or 11.8% of the outstanding capital stock of Agritope. Hazera's holdings amounted to 3.1% of Agritope's outstanding capital stock.

A majority equity interest in Vilmorin is owned by Groupe Limagrain, S.A.., which is, in turn, owned by Societe Cooperative Agricole Limagrain ("Cooperative"), a French agricultural cooperative and one of the largest seed companies in the world. Cooperative's principal business is the production of seeds for grains, corn, garden vegetables, and oil-producing plants.

ORNAMENTAL PLANTS. In 1999 Agritope licensed its SAMase ethylene technology to Ball Horticultural Company ("Ball"), a global leader in the development, production and marketing of ornamental species. Ball was granted a license to the technology for use in ornamental plants, including rights to both genes and gene promoters. In return, Agritope will receive royalties on the sale, if any, of plants and derivatives that incorporate the licensed technology.

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

The estimated U.S. wholesale markets in 1998 ranged from approximately $275 million for pears, to $1.3 billion for apples and $2.4 billion for bananas.

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

As part of the Vilmorin Research Agreement, Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements covering any products that reach commercial-stage development. Agritope anticipates that it will receive royalties on the sale of any products, including modified crops or seeds that arise out of research and development projects conducted by Agritope and funded by Vilmorin.

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

SBIR PROGRAMS. Agritope actively participates in the SBIR programs sponsored by the USDA. The SBIR programs have two phases. Phase I covers a six-month project period and a total award not to exceed $100,000. Phase II covers a two-year project period and a total award not to exceed $750,000. In 1999, Agritope was awarded a Phase I grant for $65,000 for the study of pathogen derived resistance to raspberry bushy dwarf virus in red raspberry. In 1997, Agritope received a $55,000 Phase I grant for work on geminivirus resistance strategies in tomatoes. Agritope was awarded a Phase I grant of $50,000 in 1994 plus a Phase II grant of $198,000 in 1995 for development of diagnostic tests for the detection of grapevine leafroll virus.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENTS. Agritope has entered into two Cooperative Research and Development Agreements ("CRADA's") with the U.S. Department of Agriculture/Agricultural Research Services ("USDA/ARS"). Under the CRADA's, Agritope will collaborate with USDA/ARS laboratories by providing research services or partial funding for research projects. In return, Agritope has been granted a right of first refusal to obtain a license for any resulting inventions. The objective of the first CRADA is to create raspberries that are resistant to RBDV. This research is a collaborative effort with the Northwest Center for Small Fruit Research in Oregon. The research under this program in 1999 was partially funded by a Phase I SBIR grant (See "SBIR Programs" above). The second CRADA is funded jointly by Agritope and Harris Moran Seed Company. It is aimed at furthering the understanding of the ethylene associated physiological processes in ripening cantaloupe using SAMase-transformed cantaloupe. This research is being carried out in collaboration with a USDA/ARS research station in Texas.

OTHER GRANTS AND CONTRACTS. Agritope has also received grant support in the past from the Oregon Strawberry Commission and Oregon Raspberry and Blueberry Commission for antifungal biocontrol research. Agritope also receives funds for research and development programs from its strategic partners, including Vilmorin (See "Agritope Existing Development Programs-Vegetable and Flower Crops"). Agritope intends to continue to participate in the SBIR program, similar grant programs and projects with strategic partners. Agritope regularly makes application for new grants, but there is no assurance that grant support will be continued.

T E C H N O L O G I C A L   C H A N G E   A N D   C O M P E T I T I O N

A number of companies are engaged in research related to plant biotechnology, including other companies that rely on the use of recombinant DNA as a primary scientific strategy. Many of these companies are larger and have more resources than Agritope. Technological advances by others could render Agritope's technologies less competitive or obsolete. Competition in the fresh produce market is intense and is expected to increase as additional companies introduce products with longer shelf life and improved quality. There can be no assurance that such competition will not have an adverse effect on Agritope's business and results of operations.

V I N I F E R A ,   I N C.

Vinifera was incorporated in 1993 to participate in the grapevine nursery business. Industry sources have estimated that 30 million grafted wine grapevine plants were delivered to customers in California for the 1998 planting season. Through proprietary processes, Vinifera propagates and grafts grapevine plants for sale to vineyards and to growers of table grapes. All of Agritope's current product sales are attributable to Vinifera.

Traditionally, grapevine plants for sale to vineyards are produced seasonally using field grown, dormant cuttings that are grafted. In contrast, Vinifera uses year-round greenhouse propagation and a herbaceous grafting method that employs very young, actively growing cuttings. As a result of greenhouse propagation, Vinifera is able to develop in two years a quantity of new plants that is approximately ten times larger than can be produced with traditional techniques. In addition, herbaceous grafting with green cuttings could allow a vineyard to begin commercial production of grapes from a newly planted vineyard a year sooner than would otherwise be possible. This grafting process also produces sturdier unions than dormant grafting, resulting in significantly higher yields of successful grafts, both at the propagation stage and in the survival of actual plantings in the field. Agritope Research and Development provides disease-testing services for Vinifera.

Vinifera is headquartered in Petaluma, California. Its library of grapevine plants includes 30 different phylloxera-resistant types of rootstock, 100 different wine varietal clones, and two different table grape varietal clones. Vinifera believes that this collection of different grapevine clones is one of the largest in the world. Vinifera's U.S. customer base consists of over 275 vineyards in California, Washington and Oregon.

Several well-established family-owned nurseries that are significantly larger than Vinifera provide competition in the grapevine nursery business. Like Vinifera, these companies are based in California to service the major concentration of grape growers in the United States. Vinifera believes that growers tend to purchase plants from more than one nursery on the basis of availability and price of desired plant varieties and on the perceived quality of the product as measured by the health, survival and disease status of the plants. Vinifera believes that it is the only nursery in the industry that performs herbaceous grafting and, through its disease testing and elimination program, the only nursery whose primary focus is on distinctive, premium quality products and service.

P E R S O N N E L

At September 30, 1999, Agritope and its subsidiaries had 61 full-time employees, including 31 in research and development, nine in administration and 21 at the Vinifera grapevine plant nursery operation, which also employs seasonal part-time employees as needed. Agritope considers its relations with its employees to be excellent. None of its employees are represented by labor unions.

Agritope employs seven persons holding Ph.D. degrees with specialties in the following disciplines: applied botany, bacteriology and public health, biological sciences, genetics, plant pathology and plant sciences. From time to time, Agritope also engages the services of scientists as consultants to augment the skills of its scientific staff.

S C I E N T I F I C   A D V I S O R Y   B O A R D

Agritope utilizes the services of a Scientific Advisory Board. The Scientific Advisory Board meets periodically to review Agritope's research and development efforts and to apprise Agritope of scientific developments pertinent to Agritope's business. The Agritope Scientific Advisory Board consists of Eugene
W. Nester, Ph.D., Professor and Chair, Department of Microbiology, University of Washington; Peter R. Bristow, Ph.D., Associate Professor of Plant Pathology, Washington State University; Antoine de Courcel, Scientific Director, Vilmorin Clause & Cie. and Joseph R. Ecker, Ph.D., Professor, Department of Biology University of Pennsylvania. Dr. Nester is a member of the National Academy of Sciences.

ITEM 2.  PROPERTIES

Agritope leases approximately 17,000 square feet of office and laboratory space in Portland, Oregon. Agritope relocated its office and research and development operations to leased facilities on March 15, 1998. The lease agreement, as amended in September 1999 to add additional adjacent space, requires monthly rental payments on a triple net lease basis of $16,610 through May 1, 2001, and thereafter of $18,104 until expiration of the lease on February 28, 2003. Agritope also owns a 15-acre farm in Woodburn, Oregon, which it uses for propagation of experimental crops and for the ACTTAG gene discovery program. Greenhouse capacity at the farm currently totals 50,000 square feet.

Vinifera leases 380,000 square feet of greenhouse space at two locations in Petaluma, California. A 250,000 square-foot greenhouse is leased under a lease that expires January 31, 2003 with the right to extend for two successive five-year terms at stipulated rental rates. The lease provides an option to purchase the leased premises for $1.3 million after February 1, 2001. A second lease covering 130,000 square feet of greenhouse space expires in March 2004 with the right to extend for two successive five-year terms at stipulated rental rates and a one-year option, which expires on March 31, 2005, to purchase, for $2.5 million, the 130,000 square feet space, an adjacent greenhouse of 70,000 square feet and nine acres of land.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Agritope common stock (the "Common Stock") is traded on The Nasdaq Stock Market under the symbol "AGTO." Trading commenced on December 29, 1997. As reported by Nasdaq, the following table sets forth the range of high and low sales prices for the Common Stock since commencement of trading:

                     YEAR ENDED SEPTEMBER 30, 1999
                     --------------------------------------------------------

                      Sales price per share                 High        Low

                      First Quarter ....................    2.125       0.875

                      Second Quarter ...................    3.375       1.250

                      Third Quarter ....................    3.625       1.250

                      Fourth Quarter ...................    4.125       1.875



                     YEAR ENDED SEPTEMBER 30, 1998
                     --------------------------------------------------------
                      Sales price per share                 High        Low

                      First Quarter ....................    7.500       6.000
                       (from December 29, 1997)

                      Second Quarter ...................    8.000       4.375

                      Third Quarter ....................    5.000       3.125

                      Fourth Quarter ...................    4.250       1.375



At November 30, 1999, the Company had 4,070,612 shares of Common Stock outstanding, held by 823 stockholders of record.

Agritope has never declared or paid cash dividends on its common stock. Agritope currently anticipates that it will retain all future earnings for use in the operation and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

On September 28, 1999, the Company completed a $2.5 million private placement of 500,000 shares of Series A Preferred Stock at a price of $5 per share. Vilmorin purchased the shares. For every four shares of Series A Stock purchased in the private placement, Vilmorin also received a warrant to purchase one additional share of Series A Stock at a price of $7 per share at any time over the next five years. Vilmorin subsequently sold 150,000 shares and related warrants to Hazera Quality Seeds Ltd. of Israel. See Note 6 to Consolidated Financial Statements. The shares and warrants were sold in reliance upon the Regulation S exemption under the Securities Act of 1933, in off-shore transactions to non-US persons. The purchasers made representations regarding their status and actions necessary to comply with Regulation S.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated income and balance sheet data of Agritope and its subsidiaries. The consolidated balance sheet data at September 30, 1999 and 1998 and the consolidated operating results data for the years ended September 30, 1999, 1998, and 1997 have been derived from audited consolidated financial statements and notes thereto included in this Annual Report. The balance sheet data at September 30, 1997, 1996 and 1995 and operating results data for the years ended September 30, 1996 and 1995 are derived from audited consolidated financial statements and notes thereto not included in this Annual Report. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(In thousands, except per share data)                      YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------------------------------------

CONSOLIDATED OPERATING RESULTS               1999         1998         1997         1996         1995(1)

Revenues................................ $  3,551     $  2,800     $  1,551      $   585     $  2,110
Operating costs and expenses............    9,124        9,024        6,089        2,821        9,920
Other income (expense), net ............      537           98       (4,427)(2)     (265)        (235)
Minority interest in subsidiary net loss      360          882          274            -            -
Net loss................................   (4,675)      (5,244)      (8,691)      (2,501)      (8,045)
Net loss per share (basic and diluted) (3)  (1.15)       (1.42)       (3.23)        (.93)       (2.99)
Shares used in per  share calculations (3)  4,061        3,705        2,691        2,691        2,691


                                                                   SEPTEMBER 30,
                                         --------------------------------------------------------------

CONSOLIDATED BALANCE SHEET                   1999         1998         1997         1996         1995

Working capital (deficiency)............ $  5,786     $  6,884     $  1,659    $  (3,163)    $    846
Total assets............................   15,471       14,390        7,285        5,670        4,067
Revolving line of credit................    1,463            -            -            -            -
Long-term debt..........................        5           10           15            -           22
Convertible notes.......................        -            -            -        3,620        3,620
Accumulated deficit.....................  (51,094)     (46,419)     (41,175)     (32,478)     (29,976)
Stockholder's equity ...................    9,323       11,010        4,763        1,008           75


     (1) Data for 1995 includes revenues of $2.0 million and operating losses of $3.8 million attributable to business units, which were divested.
     (2) Includes non-cash charges of $2.3 million, reflecting the permanent impairment in the value of Agritope's investment in affiliated companies, and $1.2 million for the conversion of Agritope convertible notes into Epitope, Inc. common stock, no par value ("Epitope Stock") at a reduced price.
     (3) Net loss per share (basic and diluted) is presented on a pro forma basis assuming that the distribution of Agritope common stock pursuant to the spin-off had occurred on October 1, 1994. Potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidulutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

O V E R V I E W

Agritope is organized into two segments: The Research and Development segment develops improved plant products and provides technology to the agricultural industry. The Grapevine Propagation segment, operated by Agritope's majority-owned subsidiary, Vinifera, Inc. ("Vinifera"), propagates, grows and distributes grapevine plants to the premium wine industry. It also provides disease testing and elimination services.

To date, the Research and Development segment has not completed commercialization of its technology. A portion of the research and development efforts conducted by the segment has been performed under various research grants and contracts.

In July 1997, the board of directors of Epitope, Inc. ("Epitope") approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. The spin-off was completed on December 30, 1997. To finance its operations as an independent entity, Agritope sold 1,343,704 shares of Agritope common stock, including associated preferred stock purchase rights, to certain foreign investors pursuant to the Regulation S exemptions under the Securities Act of 1933, as amended. The shares were sold at a price of $7 per share, for net aggregate proceeds of $9.4 million. Proceeds were received immediately after the spin-off. In connection with a research and development collaboration, Agritope also sold 214,285 shares of its newly designated Series A Preferred Stock to Vilmorin at a price of $7 per share, for an aggregate price of $1.5 million. The proceeds of the preferred stock sale were received approximately one week after the completion of the spin-off. Epitope no longer owns or controls any shares of Agritope stock following the spin-off.

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

R E S U L T S   O F   O P E R A T I O N S

YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

REVENUES. Total revenues increased by $752,000 million or 27% from 1998 to 1999, and increased by $1.2 million or 80% from 1997 to 1998. Revenues by component are shown below:

YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)             1999              1998               1997
Product sales
Grapevine plant sales.......................    $ 2,503           $ 2,575            $ 1,436

Grants and contracts
Government research grants..................        314               207                 30
Research projects with strategic partners...        498                 -                 53
Revenues from affiliates....................        236                 -                  -
Other.......................................          -                18                 32
                                              ---------              ----               ----
                                                  1,048               225                115

Total revenue...........................        $ 3,551           $ 2,800            $ 1,551

Grapevine plant sales pertain to Vinifera, Agritope's majority-owned subsidiary. Grapevine plant sales decreased slightly in 1999 compared to 1998, but Vinifera continued to expand its customer base. Sales were made to approximately 275 customers in 1999 as compared to 175 customers in 1998 and 60 customers in 1997. Vinifera sales to new customers in 1999 replaced sales to one customer that accounted for 32.2% and 23.4% of net sales in 1998 and 1997, respectively. No single customer accounted for more than 5% of net sales during the year ended September 30, 1999. Vinifera commenced commercial stage operations in 1996. Vinifera currently has confirmed orders of approximately $2.6 million for delivery in the spring and summer of 2000 as compared to confirmed orders of $1.6 million at the beginning of fiscal 1999. Proposed sales contracts are also pending for an additional $1.4 million orders planned for delivery in the 2000 planting season.

Grant and contract revenues pertain to research projects directed at developing superior new plants through genetic engineering. Revenue from such projects can vary significantly from year to year as new projects are started while other projects may be extended, completed or terminated. In addition, not all research projects conducted by Agritope receive grant or contract funding. Grant and contract revenues in 1999 included revenues from its strategic partner, Vilmorin and from its newly formed joint venture, Agrinomics LLC.

In October 1997, the Company was awarded a three-year matching grant totaling $990,000 under the Advanced Technology Program of the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") to study the application of Agritope's ripening technology to certain tree fruits and bananas. The NIST grant funds 49% of the Company's direct costs incurred for the study. Grant and contract revenues include $262,000 and $129,000, in 1999 and 1998, respectively, applicable to the study. In addition, the Company received matching funds in 1998 totaling $100,000 for the purchase of equipment used in conducting the research program.

Revenues from grants under the Small Business Innovation Research program totaled $52,000, $78,000, and $30,000 in 1999, 1998 and 1997, respectively.

GROSS MARGIN. Vinifera recorded a gross margin of 6.8% in 1999. Production yields improved significantly from those achieved in 1998, resulting in lower unit costs of production. Vinifera recorded a negative gross margin in 1998. Grafted plants were lost in 1998 due to abnormal weather conditions which caused grafting yield in 1998 to be significantly lower than planned, especially in the fourth quarter of 1998, and resulted in a charge of $974,000 to reduce inventory to net realizable value. Gross margin on product sales was 7.7% of sales for 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in 1999, 1998 and 1997 totaled $3.1 million, $2.5 million and $1.7 million, respectively. Increased expenses of $634,000 in 1999 were as the result of the addition of projects funded by Vilmorin and Agrinomics, together with a higher level of activity on the NIST grant. Research project expenses increased $790,000 in 1998 compared to 1997 as the Company initiated work on banana and tree fruit under the NIST grant and also conducted extensive field trials of its extended shelf-life cantaloupes

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1999, 1998 and 1997 were $3.69 million, $3.14 million and $3.08 million, respectively. The increase of $546,854 in 1999 was attributable to several factors, primarily increased compensation expense related to amortization of expense for stock options granted in December 1997, increased sales expenses at Vinifera due to expanded sales activity and increased legal fees related to the Company's proposed gene discovery program. Rent, depreciation and other costs of occupancy also increased in 1999 as a result of the Company's move to expanded quarters in March 1998. The increases were partially offset by decreases in other professional fees and travel expenses due to the fact that expenses in the first quarter of the 1998 fiscal year included non-recurring fees and expenses incurred in connection with the transition from operating as a wholly owned subsidiary to operating as an independent public company. In 1998, expenses included non-cash charges of $309,000 for amortization of the excess of fair value of stock options at date of grant over the exercise price and $81,000 representing the fair value of stock options issued to consultants. Expenses in 1997 included $913,000 of costs incurred by Vinifera, which was not part of Agritope during the first eleven months of 1996. During 1997, Vinifera expanded greenhouse capacity and continued to establish marketing and administrative functions at its new headquarters location in Petaluma, California. Such activities contributed to relatively high selling, general and administrative expenses in comparison to product sales levels.

Selling, general and administrative expenses included $228,000 and $1.4 million for the allocation of Shared Services in 1998 and 1997, respectively. Epitope provided such services through December 1, 1997 and, pursuant to a Transition Services and Facilities Agreement, continued to provide office and laboratory space and certain other services after that date until March 15, 1998 when the Company moved to a separate facility.

OTHER INCOME (EXPENSE), NET. In 1999, Agritope sold a portion of its equity interest in Vinifera to certain minority shareholders thereby reducing its majority interest from 64% to 57%. The gain on the sale amounted to $290,000 and is included in other income. Also in 1999, Vinifera received, and recorded as other income, a payment of $170,000 representing reimbursement for certain expenses incurred in prior years to explore establishment of a grapevine nursery business in Spain in cooperation with a minority shareholder of Vinifera. Vinifera ultimately decided to discontinue its participation in the project and was reimbursed for expenses it incurred for the benefit of the venture.

In 1998, Vinifera sold its minority interest in Vinifera Sudamericana, SA for $70,000 and recognized a loss of $130,000 in other expense.

During 1997, Agritope recorded a non-cash charge to results of operations of $2.3 million, reflecting the permanent impairment in the value of its investment in two wholesale fresh-flower distribution businesses. Agritope also incurred a charge of $1.2 million for conversion of $3.4 million principal amount of Agritope convertible notes into Epitope common stock at a reduced conversion price. Also in 1997, a charge of $744,000 was recorded as other expense in recognition of the Company's contingent liability as primary lessee on two leases pertaining to the fresh flower businesses. See Note 9 to Consolidated Financial Statements.

Interest income of $103,000 and $224,000 was earned in 1999 and 1998, respectively, from investment of proceeds of private placements of capital stock in the last three quarters of 1998.

L I Q U I D I T Y   A N D   C A P I T A L   R E S O U R C E S

SEPTEMBER 30,                                   1999                  1998
(in thousands)

Cash and cash equivalents................    $ 4,204               $ 3,904
Working capital .........................      5,786                 6,884

At September 30, 1999, Agritope had working capital of $5.8 million as compared to working capital of $6.9 million at September 30, 1998. Vinifera's inventory increased $1.8 million due to increased order activity and improved yield. The plants can be maintained in greenhouses or stored outside for several years during which time they continue to grow. Inventory on hand at September 30, 1999 represents grapevine plants expected to be sold in the spring and summer of 2000 and 2001.

During 1999, expenditures for property and equipment were $447,000, principally for greenhouse improvements and expansion of grapevine propagation blocks at Vinifera. The Company also expended $485,000 for proprietary technology related to its patent portfolio. For the first nine months of 1999, Vinifera used expanded credit from vendors on open account and internally generated cash from collection of accounts receivable and deposits on future orders to fund operations and capital expenditures. In June 1999 Vinifera replaced a $1.5 million working capital line from Agritope with a $1.5 million commercial bank line. Advances of $363,000 under the line were used to support Vinifera's fourth quarter operating requirements. Agritope's cash requirements for the first nine months of 1999 were supplied primarily from cash reserves supplemented by research funding from government agencies and Vilmorin Clause & Cie ("Vilmorin"), a strategic partner, and, in the fourth quarter, from its newly formed joint venture, Agrinomics LLC. In addition, Agritope received $1 million from Vinifera in connection with refinancing the Vinifera line of credit.

Agritope expended $1.3 million in 1998 to furnish and equip its newly occupied facilities and $638,000 for patents and licenses of proprietary technology. Vinifera expended $861,000 to expand production capacity. Agritope has also acquired certain rights to certain proprietary genes for which it made payments of $300,000 in 1999 and 1998. Such amounts are included in "patents and proprietary technology, net."

In June 1999, Agritope entered into stock purchase agreements with certain minority shareholders of Vinifera pursuant to which minority ownership of Vinifera will increase from 36% to approximately 50% over a three-year period. Agritope received proceeds totaling $874,000 and its ownership interest in Vinifera was reduced from 64% to 57%.

In September 1999, the Company completed a $2.5 million private placement of 500,000 shares of Series A Preferred Stock at a price of $5 per share. Vilmorin purchased the shares. For every four shares of Series A Stock purchased in the private placement, Vilmorin also received a warrant to purchase one additional share of Series A Stock at a price of $7 per share at any time over the next five years. Vilmorin subsequently sold 150,000 shares and related warrants to a strategic partner, Hazera Quality Seeds Ltd. of Israel.

Historically, the primary sources of funds for meeting Agritope's requirements for operations, working capital and business expansion have been cash from its former parent company, Epitope, sale of convertible notes, investments in Vinifera by minority shareholders, and funding from strategic partners and other research grants. In 1999 Agritope received proceeds of $2.5 million from a private placement of 500,000 shares of Series A stock and $874,000 from the sale of a portion of its majority interest in Vinifera to certain minority shareholders. In 1998, Agritope realized $1.2 million in cash from Epitope prior to the spin-off. Proceeds from private placements in 1998 yielded $9.8 million for Agritope and minority shareholders of Vinifera invested another $1.8 million in Vinifera. Agritope expects to continue to require significant funds to support its operations and research activities. Agritope intends to utilize cash reserves, cash generated from sales of products, and research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also rely on the sale of equity securities to generate additional funds.

Agritope presently anticipates that funds on hand as of September 30, 1999, will be sufficient to finance operations for the upcoming year, based on currently estimated revenues and expenses. Because this estimate is based on a number of factors, many of which are beyond the Company's control, there can be no assurance that this estimate will prove to be accurate, and to the extent that Agritope's operations do not progress as anticipated, additional capital may be required. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

Agritope has completed a Year 2000 compliance review of its systems and procedures to determine the costs and risks related to the Year 2000 date conversion. As a result of this review, the Company believes that it will not incur material Year 2000 remedial costs and that its operations will not be materially affected by the Year 2000 conversion, and as a consequence it has not established a contingency plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1999, Vinifera, Inc. a majority-owned subsidiary of the Company had borrowings under a $1.5 million revolving line of credit, which is subject to interest rate risk. Due to the short-term nature of the borrowings under this credit facility, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in the Company's consolidated financial statements included in response to Item 14 of this Annual Report on Form 10-K.

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

     During the audits for the years 1997 and 1996 and through the date hereof, there were no disagreement between Agritope and PricewaterhouseCoopers LLP on any matters of auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

                                    PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its 2000 annual meeting of stockholders (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (a) (2)  Financial Statements and Schedules
                                                                                           PAGE
Agritope, Inc. and Subsidiaries
Reports of Independent Accountants......................................................     21
Consolidated Balance Sheets as of September 30, 1999 and 1998...........................     23
Consolidated Statements of Operations
  for the years ended September 30, 1999, 1998 and 1997.................................     24
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1999, 1998 and 1997.................................     25
Consolidated Statements of Cash Flows
  for the years ended September 30, 1999, 1998 and 1997.................................     26
Notes to Consolidated Financial Statements..............................................     27

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

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

R E P O R T   OF   I N D E P E N D E N T   A C C O U N T A N T S

To the Board of Directors and Stockholders of Agritope, Inc.

We have audited the accompanying consolidated balance sheets of Agritope, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agritope, Inc. and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                           /s/ ARTHUR ANDERSEN LLP


Portland, Oregon,
October 29, 1999

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

R E P O R T   O F   I N D E P E N D E N T   A C C O U N T A N T S

To the Board of Directors and Stockholders of Agritope, Inc.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1997 present fairly, in all material respects, the results of operations and cash flows of Agritope, Inc.and its subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Agritope, Inc. for any period subsequent to September 30, 1997.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Portland, Oregon
October 31, 1997



A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S
C O N S O L I D A T E D   B A L A N C E   S H E E T S


SEPTEMBER 30                                                                1999                      1998
ASSETS
Current assets
Cash and cash equivalents............................                $  4,203,937            $   3,904,087
Trade accounts receivable, net.......................                     355,187                1,033,860
Other accounts receivable............................                     165,480                  124,690
Due from affiliate...................................                     119,088                        -
Inventories..........................................                   5,053,888                3,289,172
Prepaid expenses.....................................                      73,440                  172,196
                                                                     ------------             ------------
Total current assets.................................                   9,971,020                8,524,005

Property and equipment, net..........................                   3,511,824                4,100,804
Patents and proprietary technology, net..............                   1,945,586                1,736,998
Other assets and deposits ...........................                      42,752                   28,519
                                                                     ------------             ------------
                                                                      $15,471,182              $14,390,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.....................................                    $642,178            $     178,171
Revolving line of credit.............................                   1,463,000                        -
Advances from minority shareholders of subsidiary....                     180,616                        -
Current portion of installment notes payable.........                       4,576                    4,255
Current portion of lease liability...................                     140,935                  358,404
Deposits on customer orders..........................                   1,173,303                  599,944
Salaries, benefits and other accrued liabilities.....                     580,028                  499,313
                                                                     ------------             ------------
Total current liabilities............................                   4,184,636                1,640,087

Long-term portion of installment notes payable.......                       5,465                   10,238
Long-term portion of lease liability.................                           -                  115,785
Minority interest....................................                   1,958,538                1,613,977
Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.01
  10,000,000 shares authorized; 714,285 shares
  and 214,285 shares issued and outstanding,  respectively                  7,143                    2,143
Common stock, par value $ .01
  30,000,000 shares authorized; 4,070,612 shares
  and 4,050,150 shares issued and outstanding,
  respectively.......................................                      40,706                   40,502
Additional paid-in capital...........................                  60,369,181               57,386,675
Accumulated deficit..................................                 (51,094,487)             (46,419,081)
                                                                     -------------            -------------
                                                                        9,322,543               11,010,239
                                                                      $15,471,182             $ 14,390,326
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S
C O N S O L I D A T E D   S T A T E M E N T S   O F   O P E R A T I O N S

FOR THE YEAR ENDED SEPTEMBER 30                    1999              1998               1997
Revenues
Product sales...........................   $  2,503,377      $  2,574,976       $  1,436,498
Grants and contract revenues............        811,676           224,688            114,692
Revenue from affiliates.................        236,416                 -                  -
                                           ------------      ------------       ------------
                                              3,551,469         2,799,664          1,551,190

Costs and expenses
Product costs...........................      2,333,673         3,414,293          1,326,163
Research and development costs..........      3,105,183         2,471,374          1,681,646
Selling, general and
 administrative expenses................      3,685,291         3,138,437          3,081,074
                                           ------------      ------------       ------------
                                              9,124,147         9,024,104          6,088,883

Loss from operations....................     (5,572,678)       (6,224,440)        (4,537,693)
                                           -------------     -------------      -------------

Other income (expense), net
Interest income.........................        102,742           224,350                  -
Interest expense........................        (21,446)           (1,248)           (25,307)
Gain on sale of stock of subsidiary.....        289,603                 -                  -
Valuation loss..........................              -                 -         (2,258,080)
Debt conversion.........................              -                 -         (1,216,654)
Other, net..............................        166,365          (125,052)          (927,234)
                                           ------------       ------------      -------------
                                                537,264            98,050         (4,427,275)

Minority interest in subsidiary net loss        360,008           882,423            274,369
                                           ------------       -----------       -------------

Net loss................................   $ (4,675,406)     $ (5,243,967)      $ (8,690,599)

Net loss per share (basic and diluted)..        $ (1.15)          $ (1.42)          $  (3.23)

Weighted average number
  of shares outstanding.................      4,061,474         3,705,490          2,690,770

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



A G R I T O P E ,  I N C .  A N D  S U B S I D I A R I E S
C O N S O L I D A T E D  S T A T E M E N T S  O F  C H A N G E S
I N  S T O C K H O L D E R S '  E Q U I T Y

                                           PREFERRED       COMMON        ADDITIONAL     ACCUMULATED
                                               STOCK        STOCK   PAID-IN CAPITAL         DEFICIT
Balances at September 30, 1996............ $       -    $  26,908       $33,465,214    $(32,484,515)
Compensation expense for stock  awards....         -            -            33,063               -
Compensation expense for
 stock option  grants.....................         -            -            20,832               -
Capital contributed by Epitope, Inc., upon
  exchange of convertible notes...........         -            -         4,529,009               -
Equity issuance costs.....................         -            -           (86,134)              -
Minority interest investment in subsidiary         -            -           742,752               -
Cash contribution from Epitope, Inc.......         -            -         7,206,196               -
Net loss for the year ....................         -            -                 -      (8,690,599)
                                           --------- ------------ -----------------    -------------
Balances at September 30, 1997............         -       26,908        45,910,932     (41,175,114)

Compensation expense for
 stock option grants......................         -            -           390,420               -
Common stock issued as compensation-
  15,670 shares...........................         -          157            40,345               -
Common stock issued in private placement-
  1,343,704 shares........................         -       13,437        10,322,333               -
Preferred stock issued in private placement-
  214,285 shares..........................     2,143            -         1,497,852               -
Equity issuance costs ....................         -            -        (2,023,347)              -
Cash contribution from Epitope, Inc.......         -            -         1,248,140               -
Net loss for the year ....................         -            -                 -      (5,243,967)
                                           --------- ------------ -----------------    -------------
Balances at September 30, 1998 ...........     2,143       40,502        57,386,675     (46,419,081)

Compensation expense for
 stock option grants......................         -            -           457,861               -
Common stock issued as compensation-
 20,462 shares............................         -          204            40,953               -
Preferred stock issued in private placement-
 500,000 shares...........................     5,000            -         2,615,000               -
Equity issuance costs ....................         -            -          (131,308)              -
Net loss for the year ....................         -            -                 -      (4,675,406)
                                           --------- ------------ -----------------    -------------
Balances at September 30, 1999 ...........  $  7,143    $  40,706       $60,369,181    $(51,094,487)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

FOR THE YEAR ENDED SEPTEMBER 30                               1999              1998             1997
                                                                                            >
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................  $(4,675,406)     $ (5,243,967)    $ (8,690,599)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization........................    1,307,937           951,209          566,813
Loss on sale of property.............................        3,637                54                -
Gain on sale of common stock of subsidiary...........     (289,603)                -                -
Compensation expense for stock awards................       41,157            40,502           33,063
Compensation expense for stock option grants.........      457,861           390,420           20,832
Minority interest in subsidiary net loss.............     (360,008)         (882,423)        (274,369)
Valuation loss.......................................            -                `-        2,258,080
Non-cash portion of cost of debt conversion..........            -                 -        1,149,054
Decrease (increase) in receivables...................      637,883          (535,637)        (325,590)
(Increase) in receivable from affiliate..............     (119,088)                -                -
(Increase) in inventories............................   (1,764,716)       (1,207,877)      (1,571,550)
Decrease (increase) in prepaid expenses..............       98,756           104,028         (275,412)
Decrease (increase) in other assets and deposits.....      (14,233)           (1,722)          21,462
Increase in accounts payable and accrued liabilities.      665,058            86,966        1,022,592
Increase (decrease) in deposits on customer orders...      573,359           210,013          (76,986)
Other................................................            -           162,647                -
                                                        ----------        ----------       ----------
Net cash used in operating activities................   (3,437,406)       (5,925,787)      (6,142,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................     (446,730)       (2,126,906)      (1,927,209)
Proceeds from sale of property.......................          900            11,033                -
Proceeds from sale of common stock of subsidiary.....      873,836                 -                -
Expenditures for patents and proprietary
  technology.........................................     (485,352)         (646,712)        (870,910)
Investment in affiliated companies...................            -            70,000          (56,419)
                                                        ----------        ----------       ----------
Net cash used in investing activities................      (57,346)       (2,692,585)      (2,854,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt...........................            -                 -           20,887
Principal payments on long-term debt ................       (4,452)           (4,331)        (242,063)
Payments on long-term lease obligation...............     (333,254)         (317,920)               -
Proceeds from revolving line of credit...............    1,463,000                 -                -
Advances from minority shareholders of subsidiary....      180,616                 -                -
Proceeds from issuance of stock, net.................    2,488,692         9,812,418                -
Minority interest investment in subsidiary...........            -         1,779,768        1,540,000
Cash from Epitope, Inc...............................            -         1,248,140        7,206,196
                                                      ------------      ------------       ----------
Net cash provided by financing activities............    3,794,602        12,518,075        8,525,020

Net increase (decrease) in cash and cash equivalents.      299,850         3,899,703         (472,128)
Cash and cash equivalents at beginning of year.......    3,904,087             4,384          476,512
                                                      ------------      ------------      -----------
Cash and cash equivalents at end of year............. $  4,203,937      $  3,904,087       $    4,384

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S
N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  1    T H E   C O M P A N Y

Agritope, Inc. (the "Company" or "Agritope") is an Oregon-based agricultural biotechnology company that develops improved plant products and provides technology to the agricultural industry. Its 57% owned subsidiary, Vinifera, Inc. ("Vinifera"), offers superior grapevine plants to the premium wine industry together with disease testing and elimination services. Agrinomics LLC ("Agrinomics") is a 50% owned subsidiary that conducts a gene discovery program. Superior Tomato Associates, LLC ("Superior Tomato") is a 66-2/3% owned subsidiary formed to develop and market longer-lasting tomatoes. Agrimax Floral Products, Inc. ("Agrimax") is an inactive subsidiary that holds a 9% interest in UAF, Limited Partnership ("UAF"), a fresh flower distribution operation based in Tampa, Florida. Prior to December 30, 1997, Agritope was a wholly owned subsidiary of Epitope, Inc. ("Epitope"), an Oregon corporation engaged in the development and marketing of medical diagnostic products.

AGRITOPE SPIN-OFF. In July 1997, the Epitope board of directors approved a management proposal to spin off Agritope, subject to obtaining financing for Agritope and the satisfaction of certain other conditions. In December 1997, Agritope sold 1,343,704 shares of Agritope common stock in a private placement to certain investors for aggregate net proceeds of $9,406,000, immediately after the spin-off. The spin-off was accomplished by a distribution of 2,690,776 shares of Agritope common stock to Epitope shareholders, representing 100% of Epitope's holdings of Agritope common stock.

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

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of Agritope and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Minority-owned investments and joint ventures are accounted for using the equity method. Investments of less than 20% are carried at cost or estimated net realizable value, whichever is lower. Intercompany balances with Epitope have been reflected as capital contributions (common stock and additional paid-in capital) in the accompanying consolidated financial statements because they were converted into a permanent capital contribution in conjunction with the spin-off.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S
N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
   P O L I C I E S

Certain corporate overhead services such as accounting, annual meeting costs, annual report preparation, audit, executive management, facilities, finance, general management, human resources, information systems, investor relations, legal services, payroll and SEC filings were provided by Epitope on a centralized basis for the benefit of Agritope ("Shared Services"). Such expenses have been allocated to Agritope in the accompanying financial statements using activity indicators, which, in the opinion of management, represent a reasonable measure of Agritope's utilization of such Shared Services. These activity indicators, which were reviewed periodically and adjusted to reflect changes in utilization, include number of employees, number of computers, and level of expenditures. Management believes that the amount allocated for these Shared Services is not materially different from the amount that would be incurred by Agritope for such services provided on a stand-alone basis. Allocated Shared Services of $227,990 and $1,402,895, respectively, for 1998 and 1997 are included under the caption "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Epitope discontinued provision of Shared Services in March 1998 when Agritope moved to separate physical facilities.

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

INVENTORIES. Inventories, consisting principally of growing grapevine plants at Vinifera, are recorded at the lower of average cost or market. Average cost includes all direct and indirect costs attributable to the growing grapevine plants. Inventory is summarized as follows:

SEPTEMBER 30                                          1999             1998
Operating supplies ........................    $   143,757       $  142,900
Work-in-process ...........................      1,437,617          128,374
Finished goods ............................      3,472,514        3,017,898
                                                 ---------        ---------
                                                $5,053,888      $ 3,289,172

Loss of grafted plants due to abnormal weather conditions in 1998 caused grafting yield to be significantly lower than planned, especially in the fourth quarter, resulting in a charge of $974,000 to product costs in order to reduce inventory to net realizable value.

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

PATENTS AND PROPRIETARY TECHNOLOGY. Direct costs associated with patent submissions and acquired technology are capitalized and amortized over their minimum estimated economic useful lives, generally five years. Amortization and accumulated amortization are summarized as follows:

                                          1999         1998          1997
Amortization for the year...........  $276,764    $ 186,406     $ 104,461
Accumulated amortization............   696,192      419,428       233,022

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts for cash equivalents, accounts receivable, accounts payable and revolving line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for installment notes payable approximates fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities. The Company does not have any derivative financial instruments.

REVENUE RECOGNITION. Product sales are recognized when the related products are shipped. Grant and contract revenues include funds received under research and development agreements with various entities. These grants and contracts generally provide for progress payments as expenses are incurred and certain research milestones are achieved. Revenue related to such grants and contracts is recognized as research milestones are achieved. Accounts receivable are stated net of an allowance for doubtful accounts of $24,054 as of September 30, 1999 and $25,057 as of September 30, 1998.

MAJOR CUSTOMER. For the years ended September 30, 1998 and 1997, respectively, one customer purchased $829,578 and $337,374 of grapevine plants from Vinifera, representing 32.2% and 23.4% of Vinifera's net sales. No single customer accounted for more than 5% of net sales during the year ended September 30, 1999.

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

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  2    S U M M A R Y   O F   S I G N I F I C A N T   A C C O U N T I N G
                P O L I C I E S,   C O N T I N U E D

STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies which have stock-based compensation arrangements with employees to adopt a fair-value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but with additional financial statement disclosure. The Company has elected to apply the existing accounting rules under APB 25 to its stock-based compensation plans. See Note 6.

NET LOSS PER SHARE. Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic EPS is calculated using the weighted-average number of common shares outstanding for the period and diluted EPS is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding. Basic and diluted EPS are the same for all periods presented since the Company was in a loss position in all periods. The following potentially dilutive securities are excluded from net loss per share calculations as their effect would have been antidilutive:

YEAR ENDED SEPTEMBER 30                            1999              1998             1997
Options to purchase common stock........      1,708,103         1,255,264                -
Warrants to purchase common stock.......        708,333           583,333                -
Preferred stock.........................        714,285           214,285                -
                                             ----------       -----------         --------
                                              3,130,721         2,052,882                -

SUPPLEMENTAL CASH FLOW INFORMATION. Non-cash financing and investing activities not included in the consolidated statements of cash flows are summarized as follows:

YEAR ENDED SEPTEMBER 30                            1999              1998             1997
Cash paid for interest..................      $  21,446          $  1,248        $  25,307
Fair value of warrants issued in connection
  with private placements...............        120,000           929,842                -
Minority interest contribution
  of capital (Note 6)...................              -                 -          742,752
Conversion of notes
  to equity (Notes 5 and 6).............              -                 -        3,380,000

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

In 1997, the Company recorded a charge of $2,258,080 to recognize the permanent impairment of its investment in a fresh flower distribution business.

The Company's capital contributions to support the research activities of Superior Tomato are expensed as incurred.

N O T E  4    P R O P E R T Y   A N D   E Q U I P M E N T

Property and equipment are summarized as follows:

SEPTEMBER 30                                                         1999             1998
Land........................................................   $   30,020    $      30,020
Grapevine propagation blocks................................    1,723,317        1,602,617
Production equipment........................................      120,031          127,736
Buildings and improvements..................................    2,483,556        2,418,182
Research and development laboratory equipment...............      840,259          812,734
Office furniture and equipment..............................      795,553          711,416
Leasehold improvements......................................      317,016          306,146
Construction in progress....................................      136,589                -
                                                             -------------    ------------
                                                                6,446,341        6,008,851
Less accumulated depreciation and amortization..............   (2,934,517)      (1,908,047)
                                                             -------------    -------------
                                                              $ 3,511,824      $ 4,100,804

N O T E  5    B O R R O W I N G  A R R A N G E M E N T S

ADVANCES TO VINIFERA FROM MINORITY SHAREHOLDERS. In September 1999, certain minority shareholders of Vinifera agreed to advance $519,000, interest-free, to Vinifera. The amounts to be advanced are equal to the second installment payable by the shareholders to Agritope under certain stock purchase agreements and they are to be repaid to the shareholders on or before July 15, 2000. As of September 30, 1999, $180,616 of the total had been advanced to Vinifera and is included as a current liability in the accompanying financial statements. The remaining advances were made in October. See Note 6 for further details with respect to the stock purchase agreements.

REVOLVING LINE OF CREDIT. In June 1999, Vinifera borrowed $1.1 million from a commercial bank under a revolving line of credit. The proceeds were used to finance inventory production and repay a $1 million line of credit advanced by Agritope. The line provides for borrowings of up to $1.5 million, of which $1,463,000 was outstanding as of September 30, 1999. It is secured by Vinifera's inventories and accounts receivable and is guaranteed by one of Vinifera's minority shareholders. The line bears interest at the prime rate (8.5% as of September 30, 1999). It expires on May 1, 2000.

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

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  5    B O R R O W I N G  A R R A N G E M E N T S,  C O N T I N U E D

CONVERTIBLE NOTES. In November 1996, Epitope exchanged $3,380,000 principal amount of Agritope convertible notes for 250,367 shares of common stock of Epitope at a reduced exchange price of $13.50 per share. The exchange price had previously been fixed at $19.53 per share. Accordingly, Agritope recognized a charge to results of operations of $1,216,654 in the first quarter of fiscal 1997 representing the conversion expense. In conjunction with the exchange, unamortized debt issuance costs of $86,134 related to such notes were recognized as equity issuance costs during 1997. Concurrent with the note conversion, Epitope made a $4,529,009 capital contribution to Agritope. On June 30, 1997, Agritope paid in full the remaining $240,000 principal amount outstanding. Debt issuance costs incurred in connection with the notes were included in other assets and were being amortized over the five-year life of the notes. Amortization expense of debt issuance costs for the year ended September 30, 1997 totaled $2,687. Debt issuance costs were fully amortized as of September 30, 1997.

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y

STOCKHOLDER RIGHTS PLAN. In November 1997, Agritope adopted a Stockholders' Rights Plan, which enables holders of Common Stock, under certain circumstances, to purchase fractional shares of a series of preferred stock.

Each share of Common Stock includes the right to purchase (the "Right"), if and when the Rights are exercisable, 1/1,000 of a share of Series B Junior Participating Preferred Stock at an exercise price of $25. The exercise price and the number of shares issuable upon exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights are evidenced by the Agritope Common certificates and are not exercisable, or transferable apart from the Agritope Common, until 10 business days after (i) a person acquires 15% or more of the Agritope Common; (ii) a person commences a tender offer which would result in the ownership of 15% or more of the Agritope Common; or (iii) the Agritope Board declares a person beneficially owning at least 10% of the Agritope Common to be an Adverse Person (the "Rights Distribution Date"). In the event any person becomes the beneficial owner of 15% or more of the Agritope Common or the Agritope Board determines that a person is an Adverse Person, each of the Rights (other than Rights held by the party triggering the Rights and certain of their transferees, all of which will be voided) becomes a discount right entitling the holder to acquire Agritope Common having a value equal to twice the Right's exercise price. Vilmorin, Clause and Cie ("Vilmorin") will not trigger the Stockholder Rights Plan if it acquires other Agritope securities directly from Agritope or with the prior approval of the Agritope Board.

In the event Agritope is acquired in a merger or other business combination transaction (including one in which Agritope is the surviving corporation), each Right will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights do not have any voting rights and are redeemable, at the option of Agritope, at a price of $.01 per Right at any time until 10 business days after a person acquires beneficial ownership of at least 15% of the Agritope Common. The Rights expire on November 14, 2007. So long as the Rights are not separately transferable, Agritope will issue one Right with each new share of Agritope Common issued.

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

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

EPITOPE STOCK PLAN GRANTS. As employees of a wholly owned subsidiary of Epitope, the employees of Agritope and its subsidiaries participated in stock award, employee stock purchase and other benefit plans of Epitope. Compensation expense recognized for Epitope stock grants and awards to Agritope employees totaling $53,895 in 1997 has been recognized as operating expenses and additional paid-in capital of Agritope.

VINIFERA COMMON STOCK. In June 1999, Agritope entered into stock purchase agreements with certain minority shareholders of Vinifera pursuant to which minority ownership of Vinifera will increase from 36% to approximately 50% over a three-year period. In a related transaction, also in June, Vinifera repaid the $1 million balance on its working capital line of credit to Agritope and replaced the line with a $1.5 million revolving bank line of credit that is guaranteed by a minority shareholder. In July 1999, the minority shareholders made the first purchases under the stock purchase agreements. Agritope received proceeds totaling $873,836 and its ownership interest in Vinifera was reduced from 64% to 57%. The gain on the first purchases amounted to $290,000 and is included in other income.

In September 1999, the minority shareholders agreed to advance $519,000, interest-free, to Vinifera, representing the second installment under the agreements. The advances are to be repaid to the shareholders on or before July 15, 2000. As of September 30, 1999, $180,616 of the total had been advanced to Vinifera and is included as a current liability in the accompanying financial statements.

In June 1998, Vinifera sold 898,269 shares of common stock to certain minority shareholders for $1.8 million. In connection with the terms of the related stock purchase agreements, Agritope canceled $4 million of working capital loans to Vinifera in exchange for 2 million shares of common stock of Vinifera. The transactions increased Agritope's percentage ownership from 61% to 64%.

In January 1997, a minority shareholder in Vinifera contributed $100,000 to Vinifera in satisfaction of a stock subscription agreement. In June 1997, Agritope sold 770,000 shares of common stock of Vinifera to outside parties for $1,540,000 in cash. In accordance with the terms of the related stock purchase agreements, Agritope contributed the proceeds of these stock sales to Vinifera's capital. These sales of previously issued shares of Vinifera common stock reduced Agritope's percentage ownership of Vinifera voting stock from 76% to 61%.

WARRANTS TO PURCHASE COMMON STOCK. As of September 30, 1999, the following warrants to purchase common stock were outstanding:

DATE OF ISSUANCE             SHARES       EXERCISE PRICE     EXPIRATION DATE
September 24, 1999......     125,000              $ 7.00     September 30, 2004
April 30, 1998..........      83,333              $ 7.34     December 30, 2000
December 30, 1997.......     500,000              $ 7.00     December 30, 2000
                             -------
                             708,333

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

SERIES A PREFERRED STOCK. Agritope's board of directors has designated 1 million shares of Agritope preferred stock, par value $.01 per share, as Series A Preferred Stock ("Series A Preferred"). The Series A Preferred has preemptive rights and the right to elect a director, but otherwise has rights substantially equivalent to Agritope common stock and is convertible at any time into shares of Agritope common stock on a share-for-share basis, subject to adjustment upon the occurrence of certain events. In connection with a research agreement, Vilmorin purchased 214,285 shares of Series A Preferred in 1998 at a price of $7 per share. See Note 8.

In September 1999, the Company completed a $2.5 million private placement of 500,000 shares of Series A Preferred Stock at a price of $5 per share. Vilmorin purchased the shares. For every four shares of Series A Stock purchased in the private placement, Vilmorin also received a warrant to purchase one additional share of Series A Stock at a price of $7 per share at any time over the next five years. The fair value of such warrants, $120,000, is included in "Preferred stock issued in private placement" with a corresponding charge to "Equity issuance costs" in the accompanying statement of stockholders equity. Each share of Series A Stock is convertible into one share of Agritope Common Stock. Vilmorin subsequently sold 150,000 shares of Series A Stock together with the related warrants to an Israeli seed company, Hazera Quality Seeds Ltd.("Hazera"), for $750,000. After completion of the sales, Vilmorin owned 564,285 shares of Series A Stock, or 11.8% of the outstanding capital stock of Agritope. Hazera's holdings amounted to 3.1% of Agritope's outstanding capital stock.

STOCK AWARD PLAN. In November 1997, the Agritope, Inc. 1997 Stock Award Plan (the "Award Plan") was adopted by Agritope's board of directors and approved by Epitope as Agritope's sole stockholder. The Award Plan provides for stock-based awards to employees, outside directors, members of scientific advisory boards and consultants. Awards that may be granted under the Award Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards and other stock-based awards. The Award Plan provides for the issuance of a total of up to 2,000,000 shares of Agritope common stock, subject to adjustment for changes in capitalization. Options for 291,897 shares were available for future grants under the Award Plan as of September 30, 1999.

The following tables summarizes Award Plan activity (shares and weighted average prices):

                                                 1999                 1998
                                           SHARES     PRICE        SHARES     PRICE
Outstanding, beginning of period ...    1,255,264   $ 5.54              -    $    -
Granted ............................      509,439     2.80      1,422,664      5.51
Exercised ..........................            -        -              -         -
Canceled ...........................      (56,600)    5.91       (167,400)     5.31
                                          --------               ---------
Outstanding, end of period .........    1,708,103     4.70      1,255,264      5.54

Exercisable.........................      369,445     5.38         65,000      5.07
Weighted average fair value of options granted ..      .90                     3.68

The amounts granted above include options granted to consultants in 1999 and 1998 covering 10,000 and 65,000 shares, respectively, at average exercise prices of $2.00 and $5.07, respectively. In accordance with SFAS 123, Agritope recognized compensation expense for these awards in 1999 and

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

1998 totaling $7,500 and $81,000, respectively, based on the fair value of the options as determined using the Black-Scholes method of valuation. With respect to options granted in 1999 and 1998 to participants other than consultants, Agritope will recognize compensation expense of $22,500 and $1,902,065, respectively, representing discounts from market prices on date of grant, which will be amortized over the vesting period of the options, in accordance with APB
25. Amortization in 1999 and 1998 amounted to $450,361 and $309,420, respectively.

The following table summarizes information about stock options outstanding as of September 30, 1999:

                                     REMAINING       WEIGHTED                          WEIGHTED
                       SHARES      CONTRACT LIFE      AVERAGE           SHARES          AVERAGE
EXERCISE PRICE       OUTSTANDING     (YEARS)      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
$2.00 to $3.00....        381,939      9.02          $ 2.05             10,000          $ 2.00
$5.00 to $5.31....      1,155,164      7.99            5.24            307,693            5.24
$7.00.............        171,000      8.17            7.00             51,752            7.00
                        ---------                                     --------
                        1,708,103      8.24            4.70            369,445            5.38

EMPLOYEE STOCK PURCHASE PLAN. Also in November 1997, Agritope's board of directors and Epitope, as Agritope's sole stockholder, approved the Agritope, Inc. 1997 Employee Stock Purchase Plan (the "Purchase Plan"), covering up to 250,000 shares of Agritope common stock which Agritope employees may subscribe to purchase during offering periods to be established from time to time. The Compensation Committee of Agritope's board of directors was granted authority to determine the number of offering periods, the number of shares offered, and the length of each period. No more than three offering periods (other than Special Offering Subscriptions as defined in the Purchase Plan) may be set during each fiscal year. The purchase price for stock purchased under the Purchase Plan is the lesser of 85% of the fair market value of a share on the last trading day before the offering date established for the offering period and 85% of the fair market value of a share on the date the purchase period ends (or any earlier purchase date provided for in the Purchase Plan). No offerings were made in the year ended September 30, 1998. As of September 30, 1999, employees had subscribed to purchase 43,053 shares over a 24-month period at an initial price of $0.93 per share. During the year ended September 30, 1999, 754 shares, with a weighted-average fair market value of $2.93 per share, were issued at a price of $0.93 per share.

VINIFERA STOCK AWARD PLAN. In 1993, Vinifera adopted a stock award plan, which was approved by Agritope as the sole shareholder of Vinifera. The plan provided for issuance of options to purchase up to 2,000,000 shares of Vinifera common stock. In 1993, Vinifera granted options to purchase 100,000 shares for $1.00 per share, a price equal to the market value as determined by Vinifera's board of directors. No options were granted from 1994 until 1999. In 1999, Vinifera granted options to purchase 525,000 shares for $1.50 per share, representing a discount of $0.50 from the market price as determined by the board of directors. As of September 30, 1999, options were outstanding to purchase 625,000 shares, at a weighted-average price of $1.42, of which options on 231,250 shares were exercisable, at a weighted-average price of $1.28. In accordance with APB 25, Vinifera will recognize compensation expense of $262,500 over a three-year vesting period. Amortization of such expense in 1999 amounted to $119,103.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  6    S T O C K H O L D E R S'   E Q U I T Y,   C O N T I N U E D

As required by SFAS 123, the Company has computed, for pro forma disclosure purposes, the value of options granted and amortized over the vesting periods using the Black-Scholes option pricing model. The assumptions used for stock option grants were as follows:

FOR THE YEAR ENDED SEPTEMBER 30                    1999              1998              1997
Risk-free interest rate.................            5%                 5%                -
Expected dividend yield.................            -                  -                 -
Expected life (years)...................            4                  4                 -
Expected volatility.....................           80%                55%                -

The assumptions used for rights granted under the Employee Stock Purchase Plan in 1999 were a risk-free interest rate of 5%, an expected dividend yield of zero, an expected volatility of 80% and an expected life of 2 years.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as follows:

FOR THE YEAR ENDED SEPTEMBER 30                    1999              1998               1997
Net loss:
As reported.............................   $ (4,675,406)     $ (5,243,967)      $ (8,690,599)
Pro forma...............................   $ (5,937,886)     $ (6,165,274)      $ (8,690,599)

Net loss per share:
As reported.............................        $ (1.15)         $ (1.42)          $ ( 3.23)
Pro forma...............................        $ (1.46)         $ (1.66)          $ ( 3.23)

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  7    I N C O M E   T A X E S

As of September 30, 1999, Agritope had net operating loss carryforwards of approximately $41.8 million and $28.9 million to offset federal and Oregon state taxable income, respectively. These net operating loss carryforwards will expire if not used by Agritope, as follows:
YEAR OF EXPIRATION                                 FEDERAL       OREGON
2004..........................................   $ 111,000    $ 111,000
2005..........................................     317,000      317,000
2006..........................................     941,000      941,000
2007..........................................   2,620,000    2,620,000
2008..........................................   6,733,000    4,847,000
2009..........................................   8,327,000    2,179,000
2010..........................................   8,477,000    3,765,000
2011..........................................   2,249,000    2,168,000
2012..........................................   4,284,000    4,284,000
2018..........................................   3,856,000    3,856,000
2019..........................................   3,840,000    3,840,000
                                               -----------  -----------
Total......................................... $41,755,000  $28,928,000

Significant components of Agritope's deferred tax asset were as follows:
SEPTEMBER 30                                                1999           1998
Net operating loss carryforwards................... $ 16,158,000   $ 14,636,000
Deferred compensation..............................      784,000        631,000
Research and experimentation credit carryforwards..      542,000        522,000
Accrued expenses...................................      162,000        233,000
Other..............................................      667,000        630,000
                                                    ------------   ------------
Gross deferred tax assets..........................   18,313,000     16,652,000
Valuation allowance................................  (18,313,000)   (16,652,000)
                                                     ------------  -------------
Net deferred tax asset............................. $          -   $          -

No benefit for Agritope's deferred tax assets has been recognized in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. The valuation allowance increased by $1.7 million in 1999. The research and experimentation tax credit carryforwards will generally expire from 2004 through 2019 if not used by Agritope. Net operating loss and tax credit carryforwards incurred by Agritope through the date of the spin-off (see Note 1, The Company--Agritope Spin-off) continued as carryforwards of Agritope after the date of distribution. The issuance of voting stock following the spin-off may result in a change of ownership under federal tax rules and regulations. Upon occurrence of such a change in ownership, utilization of existing tax loss and tax credit carryforwards would be subject to cumulative annual limitations.

The expected federal statutory tax benefit of $1.5 million for the year ended September 30, 1999 increased by approximately $177,000 for the effect of state and local taxes (net of federal impact), and decreased by approximately $1.7 million for the effect of the increase in valuation allowance, and by $6,000 for permanent differences consisting primarily of meals and entertainment.

The consolidated financial statements include the financial results of Vinifera, a 57% owned subsidiary (see Note 1). However, the tax disclosures above do not include the deferred tax assets and related valuation allowance for Vinifera's carryforwards since Vinifera is not included in the consolidated group for tax purposes. Vinifera files its tax return separately on a stand-alone basis.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  8    R E S E A R C H   A N D   D E V E L O P M E N T
  A R R A N G E M E N T S

REVENUES. Revenues from research and development arrangements are included in the accompanying consolidated statements of operations under the caption "Grants and contracts." Expenses related to projects conducted under such arrangements are included under the caption "Research and development costs." The activity related to these arrangements is summarized as follows:

YEAR ENDED SEPTEMBER 30                            1999              1998               1997
Government research grants................   $  313,876        $  206,974        $    30,228
Research projects with strategic partners.      734,216                 -             52,770
Other.....................................            -            17,714             31,694
                                          -------------      ------------         ----------
                                             $1,048,092        $  224,688         $  114,692

Project related expenses..................   $1,331,356        $  371,184         $  272,309

NATIONAL INSTITUTES OF STANDARDS AND TECHNOLOGY. In October 1997, Agritope was awarded a U.S. Department of Commerce matching grant totaling $990,022 through the Advanced Technology Program of the National Institute of Standards and Technology (NIST) and covering a three-year period. Agritope was awarded the grant for use in the application of its proprietary ripening control technology to certain tree fruits and bananas. Under terms of the grant, the NIST reimburses Agritope for 49% of direct costs incurred for the projects. As of September 30, 1999, $ 245,558 was available for future reimbursement under the grant.

VILMORIN. On December 5, 1997, Agritope and Vilmorin entered into a research and development agreement covering certain vegetable and flower crops. Under the terms of the research agreement, Vilmorin will provide certain proprietary seed varieties and germplasm for use by Agritope in research and development projects to be funded by Vilmorin, in which Agritope technology, and possibly Vilmorin technology, will be applied to the various covered crops. The specific research projects to be conducted will be determined by agreement of the parties. Unless otherwise agreed, Vilmorin will pay, on a quarterly basis, all of Agritope's out-of-pocket expenses, including employee salaries and overhead, for each selected research project.

Agritope and Vilmorin have agreed to negotiate in good faith the terms of future commercialization agreements applicable to any commercial-stage products that arise out of Vilmorin-funded research. If the parties are unable to agree, commercialization terms will be determined by binding arbitration.

Vilmorin also agreed to provide additional funding totaling $1 million through the financing of research and development projects over a three-year period. As of September 30, 1999, Vilmorin had committed $298,607 to fund specified projects which are planned to be completed by June 2000. Agritope earned revenues of $497,800 for work completed for the Vilmorin projects in 1999. No revenues were earned in 1998 with respect to such projects.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  8    R E S E A R C H   A N D   D E V E L O P M E N T
  A R R A N G E M E N T S,   C O N T I N U E D

AGRINOMICS LLC. In July 1999, Agritope and Aventis CropScience S.A. ("Aventis CropScience") formed Agrinomics LLC ("Agrinomics") to conduct a research, development and commercialization program in the field of agricultural functional genomics. Agritope owns a 50% interest in Agrinomics and Aventis CropScience owns the remaining 50% interest. Aventis CropScience has agreed to make capital contributions in cash totaling $20 million over a five-year period, of which $5 million was contributed in 1999. Agritope contributed certain technology and a collection of seed generated using such technology. Agritope and Aventis CropScience will also perform research work at their respective facilities. In 1999, Agritope earned revenues of $236,416 for work performed for Agrinomics. The technology contributed to Agrinomics by Agritope had a zero basis for financial reporting purposes. Accordingly, Agritope has recorded its investment in Agrinomics as zero and will not include in its consolidated financial statements its proportionate share of the results of operations of Agrinomics until such time that Agritope makes capital contributions to Agrinomics, if ever. Summarized financial information for Agrinomics is as follows:

FINANCIAL POSITION AS OF SEPTEMBER 30, 1999
Assets
Current Assets
Cash and marketable securities............................     $4,784,798
Other accounts receivable.................................         16,404
                                                              -----------
                                                                4,801,202

Property, plant and equipment.............................        142,940
                                                               ----------
Total assets............................................      $ 4,944,142

Liabilities and Members' Equity
Accounts payable, including 119,088 payable to Agritope...    $   180,682
Members' equity...........................................      4,763,460
                                                                ---------
Total liabilities and members' equity.....................    $ 4,944,142

OPERATING RESULTS FOR THE PERIOD FROM INCEPTION, JULY 1, 1999,
 THROUGH SEPTEMBER 30, 1999
Operating expenses
Research and development..................................    $   242,369
Administration............................................         17,037
                                                                 --------
                                                                  259,406
Interest earned...........................................         22,866
                                                                 --------
Net loss..................................................    $  (236,540)

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  9    C O M M I T M E N T S   A N D   C O N T I N G E N C I E S

Agritope leases office space and Vinifera leases office and greenhouse facilities under operating lease agreements, which require minimum annual payments as follows:

YEAR ENDING SEPTEMBER 30
2000     ...................................................     $535,860
2001     ...................................................      544,936
2002     ...................................................      560,048
2003     ...................................................      326,140
2004     ...................................................       90,500

Rent expense was $514,762, $556,717, and $326,388, for 1999, 1998 and 1997,
respectively.

Agritope is also contingently liable for a lease that has been assigned to UAF which requires payments totaling $55,701 for the year ending September 30, 2000. During 1997, the Company accrued its contingent obligation under these leases as both UAF and Petals have defaulted on the related subleases. The corresponding charge of $744,109 is included in "Other, net" under the caption "Other income (expense), net" in the accompanying consolidated statements of operations for 1997.

N O T E  10    P R O F I T   S H A R I N G   A N D   S A V I N G S   P L A N S

EMPLOYEE STOCK OWNERSHIP PLAN. Agritope's board of directors adopted the Agritope, Inc. Employee Stock Ownership Plan ("ESOP") in November 1997. After the spin-off, all employees, except excluded classes, of Agritope and those of its affiliates that elect to participate, were eligible to participate in the ESOP. The employers' contribution to the ESOP each year, if any, will be determined by the Agritope board of directors, and may be made either in Agritope common stock or in cash. Contributions will be allocated to participants in proportion to their compensation. Contributions vest based on years of service over the first six years of employment, or upon the participant's earlier death, disability, or attainment of age 65.
To date, no contributions have been declared.

401(K) PROFIT SHARING PLAN. Agritope established the Agritope, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan") in November 1997. All employees (including officers), other than excluded classes, are eligible to participate. Participants may contribute up to 17% of their cash compensation on a before-tax basis, subject to an annual maximum amount that is adjusted for the cost of living ($10,000 for 1999). The first 5% of a participant's compensation is eligible for a discretionary, pro-rata employer matching contribution which will be invested in Agritope common stock. Matching contributions vest based on years of service over the first six years of employment, or upon the participant's earlier death, disability, or attainment of age 65. In 1999 and 1998, Agritope made contributions of $40,456 and $40,502, respectively to the 401(k) Plan. The 401(k) plan holds 38,155 shares of Agritope common stock as of September 30, 1999.

EPITOPE 401(K) PROFIT SHARING PLAN. Epitope established a profit sharing and deferred salary savings plan in 1986 and restated the plan in 1991. All Agritope employees were eligible to participate in the plan prior to the date of the spin off. During 1998 and 1997, respectively, Agritope was charged $8,196 and $33,063 by Epitope for its share of the matching contribution under the plan.

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  11    S E G M E N T   I N F O R M A T I O N

In 1999, Agritope adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131, segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Agritope's chief operating decision-maker is the chief executive officer.

Agritope is organized into two segments: The Research and Development segment develops improved plant products and provides technology to the agricultural industry. The Grapevine Propagation segment, operated by Vinifera, propagates, grows and distributes grapevine plants to the premium wine industry. It also provides disease testing and elimination services.

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company has no revenues outside the United States. For information as to major customers, see Note 2 "Major Customer". Selected segment information is presented in the tables below:


                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL
YEAR ENDED SEPTEMBER 30, 1999
Revenues from external sources..........    $ 1,048,092       $ 2,503,377        $ 3,551,469
Intersegment revenues...................        180,296          (180,296)                 -

Operating loss..........................     (4,517,213)       (1,055,465)        (5,572,678)
Intersegment interest income (expense)..         40,288           (40,288)                 -
Interest income.........................        102,543               199            102,742
Interest expense........................           ( 27)          (21,419)           (21,446)
Other income (expense)..................              -           166,365            166,365
Segment loss............................     (4,374,409)         (950,608)        (5,325,017)

Depreciation and amortization...........        669,672           638,265          1,307,937
Expenditures for long-lived assets......        600,416           331,666            932,082
Segment assets..........................      7,529,966         7,941,216         15,471,182

YEAR ENDED SEPTEMBER 30, 1998
Revenues from external sources..........    $   224,688       $ 2,574,976        $ 2,799,664
Intersegment revenues...................         70,869           (70,869)                 -

Operating loss..........................     (4,271,627)       (1,952,813)        (6,224,440)
Intersegment interest income (expense)..        271,612          (271,612)                 -
Interest income.........................        224,350                 -            224,350
Interest expense........................              -            (1,248)            (1,248)
Other income (expense)..................          6,450          (131,502)          (125,052)
Segment loss............................     (3,769,215)       (2,357,175)        (6,126,390)

Depreciation and amortization...........        442,826           508,383            951,209
Expenditures for long-lived assets......      1,903,973           869,645          2,773,618
Segment assets..........................      7,395,950         6,994,376         14,390,326

                                                         41

A G R I T O P E ,  I N C .   A N D   S U B S I D I A R I E S

N O T E S  TO  C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

N O T E  11    S E G M E N T  I N F O R M A T I O N,   C O N T I N U E D

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL
YEAR ENDED SEPTEMBER 30, 1997
Revenues from external sources..........   $    114,692      $  1,436,498         $1,551,190
Intersegment revenues...................         52,217           (52,217)                 -

Operating loss..........................     (3,590,916)         (946,777)        (4,537,693)
Intersegment interest income (expense)..        231,757          (231,757)                 -
Interest income.........................              -                 -                  -
Interest expense........................       ( 24,457)             (850)           (25,307)
Other income (expense)..................              -            (1,716)            (1,716)
Segment loss............................     (3,383,616)       (1,181,100)        (4,564,716)

Depreciation and amortization...........        280,487           286,326            566,813
Expenditures for long-lived assets......      1,042,102         1,756,017          2,798,119
Segment assets..........................      2,069,629         5,215,426          7,285,055

RECONCILIATION OF LOSSES. The following table reconciles segment losses to consolidated net loss:

YEAR ENDED SEPTEMBER 30.................           1999              1998               1997
Segment losses..........................   $ (5,325,017)     $ (6,126,390)      $ (4,564,716)
Gain on sale of stock of Vinifera.......        289,603                 -                  -
Minority interest in Vinifera losses....        360,008           882,423            274,369
Valuation loss..........................              -                 -         (2,258,080)
Debt conversion.........................              -                 -         (1,216,654)
Other, net..............................              -                 -           (925,518)
                                        ----------------     ------------      --------------
Net loss................................   $ (4,675,406)     $ (5,243,967)      $ (8,690,599)


                                   SIGNATURES
 ....Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        AGRITOPE, INC.
                                     By /s/ GILBERT N. MILLER
                                        --------------------------------------
                                        Gilbert N. Miller
                                        Executive Vice President and
                                        Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 29, 1999                       /s/ ADOLPH J. FERRO
-----------------                       ---------------------------------------
Date                                    Adolph J. Ferro
                                        Chairman, President, Chief Executive
                                        Officer
                                        (PRINCIPAL EXECUTIVE OFFICER)

December 29, 1999                       /s/ GILBERT N. MILLER
-----------------                       ---------------------------------------
Date                                    Gilbert N. Miller
                                        Executive Vice President, Chief
                                        Financial Officer  and Director
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER)

December 29, 1999                       /s/ W. CHARLES. ARMSTRONG *
-----------------                       ---------------------------------------
Date                                    W. Charles Armstrong
                                        Director

December 29, 1999                       /s/ MICHEL de BEAUMONT *
-----------------                       ---------------------------------------
Date                                    Michel de Beaumont
                                        Director

December 29, 1999                       /s/ NANCY L. BUC *
-----------------                       ---------------------------------------
Date                                    Nancy L. Buc
                                        Director

December 29, 1999                       /s/ JAMES T. KING*
-----------------                       ---------------------------------------
Date                                    James T. King
                                        Director

December 29, 1999                       /s/ PIERRE LEFEBVRE*
-----------------                       ---------------------------------------
Date                                    Pierre Lefebvre
                                        Director

December 29, 1999                       /s/ ROGER L. PRINGLE *
-----------------                       ---------------------------------------
Date                                    Roger L. Pringle
                                        Director


                                   *By  /s/ GILBERT N. MILLER
                                        ---------------------------------------
                                        Gilbert N. Miller
                                       (Attorney-in-Fact)

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

4.4*     Preferred  Stock  Purchase  Agreement   between   Agritope and Vilmorin
         dated December 5, 1997.

10.1* Transition Services and Facilities Agreement between Epitope and Agritope, dated as of December 1, 1997.

10.2* Tax Allocation Agreement between Epitope and Agritope, dated as of December 1, 1997.

10.3* Amended and Restated Employee Benefits Agreement between Epitope and Agritope, dated as of December 19, 1997.****

10.4*    Agritope, Inc. 1997 Stock Award Plan.****

10.5*    Agritope, Inc. 1997 Employee Stock Purchase Plan.****

10.6*    Form of Employment Agreement between  Agritope  and  Adolph  J.  Ferro,
         Ph.D.****

10.7*    Form of Employment Agreement between Agritope and Gilbert N.
         Miller.****

10.8**   Form   of   Employment   Agreement   between   Agritope   and   D.   Ry
         Wagner.****

10.9*    Form of Employment Agreement between Agritope and Matthew G.
         Kramer.****

10.10*   Employment Agreement between Vinifera, Inc. and Joseph A.
         Bouckaert.****

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

10.16* Form of Restated Placement Agent Agreement between American Equities Overseas Inc., and Agritope.

10.17** Form of Warrant Agreement to be issued to Vector Securities in partial consideration for services in connection with the Distribution.

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

10.21*** Limited Liability Company Agreement of Agrinomics LLC, dated as of July
         1,  1999,  among  Agritope,   ACTTAG,   Inc.,  a  Delaware  corporation
         ("ACTTAG"), and RP Ag.

10.22*** Research and  Management  Contract,  dated as of July 1, 1999,  between
         Agritope and Agrinomics.

10.23*** Assignment and Assumption  Agreement and Bill of Sale, dated as of July
         15, 1999, between ACTTAG and Agrinomics.

10.24*** Research Contract and License Agreement, dated as of July 1, 1999, between RP Ag and Agrinomics.

10.25*** Research,  License and Option Agreement,  dated as of October 23, 1998, as amended and restated as of July 14, 1999, between The Salk Institute for Biological Studies, a California nonprofit public benefit corporation, and Agritope.

10.26*** Assignment and Assumption  Agreement and Bill of Sale, dated as of July
         5, 1999, between ACTTAG and Agritope.

10.27*** Research and Option to License Agreement, dated as of January 21, 1999, between the University Court of the University of Edinburgh, and Agritope.

10.28 Commercial Lease with Option to Purchase dated March 25, 1999 between Louis Neve, Lessor, and Vinifera, Inc. Lessee.

10.29    Lease   Amendment  dated  September  8,  1999  between  Pacific  Realty
         Associates, L.P., Landlord, and Agritope, Tenant.

10.30 Amended and Restated Unit Purchase Agreement dated September 16, 1999, between Vilmorin Clause & Cie, Purchaser, and Agritope.

10.31    Form  of  Stock  Purchase  Agreement  among,  Agritope,   Vinifera  and
         Purchasers dated June 1, 1999.

10.32 First Amendment to Lease of Land and Improvements Located at 4288 Bodega Avenue Dated April 27, 1999 by and between Gianni Neve and Maria Neve, collectively, Landlord and Vinifera, Tenant.

10.33    Vinifera, Inc. 1993 Stock  Award Plan  dated March 9, 1993.****

10.34 Revolving Line of Credit Note dated May 15, 1999 to Wells Fargo Bank National Association by Henry Wendt and Vinifera, Inc.

10.35 Addendum to Promissory Note dated May 15, 1999 to Wells Fargo Bank National Association by Henry Wendt and Vinifera, Inc.

10.36 Continuing Security Agreement Rights to Payment and Inventory dated May 15, 1999 to Wells Fargo Bank National Association by Vinifera, Inc.

10.37 Accounts Receivable Purchase Agreement dated May 20, 1999 between Silicon Valley Bank and Agritope, Inc.

21.1     List of Subsidiaries.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of PricewaterhouseCoopers LLP.

24.1     Power of Attorney for W. Charles Armstrong, Michel de Beaumont, James
         T. King, and Roger L. Pringle.

24.4     Power of Attorney for Nancy L. Buc.

24.5     Power of Attorney for Pierre LeFebvre.

27       Financial Data Schedule.

99       Certain  Factors   to   Consider  in  Connection  with  Forward-Looking
         Statements.

- -----------------

Other exhibits listed in Item 601 of Regulation S-K are not applicable.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (No. 333-34597).

** Incorporated by reference to Registrant's Annual Report on Form 10-K dated September 30, 1998.

*** Incorporated by reference to Registrant's Current Report on Form 8-K/A dated July 20, 1999. Confidential Treatment Requested; the omitted material has been separately filed with the Securities and Exchange Commission.

****  Compensatory plans or agreements.