Form 10-Q
period 1999-12-31
AGRITOPE INC
filed 2000-02-14
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-23531

                                 AGRITOPE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       93-0820945
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                        16160 SW Upper Boones Ferry Road
                 Portland, Oregon                      97224-7744
       (Address of principal executive offices)        (Zip code)

                                 (503) 670-7702
              (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On December 31, 1999, 4,119,574 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                 AGRITOPE, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                                                  PAGE

     Condensed Consolidated Balance Sheets
         as of December 31, 1999 and September 30, 1999..........................................    3

     Condensed Consolidated Statements of Operations
         for the three months ended December 31, 1999 and 1998...................................    4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended December 31, 1999............................................    4

     Condensed Consolidated Statements of Cash Flows
         for  the three months ended December 31, 1999 and 1998..................................    5

     Notes to Condensed Consolidated Financial Statements........................................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS ...................................................................    9


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   11



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................   11

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              12/31/99             9/30/99
ASSETS                                                                      (UNAUDITED)
Current assets
Cash and cash equivalents.......................................            $ 2,782,811        $ 4,203,937
Trade accounts receivable, net..................................                114,185            355,187
Other accounts receivable.......................................                335,028            165,480
Due from affiliate..............................................                382,987            119,088
Inventories.....................................................              5,649,764          5,053,888
Prepaid expenses................................................                200,001             73,440
                                                                              ---------         ----------
Total current assets............................................              9,464,776          9,971,020

Property and equipment, net.....................................              3,347,417          3,511,824
Patents and proprietary technology, net.........................              1,929,900          1,945,586
Other assets and deposits ......................................                 42,752             42,752
                                                                             ----------         ----------
                                                                            $14,784,845        $15,471,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable................................................            $   354,034        $   642,178
Revolving line of credit........................................              1,484,000          1,463,000
Advances from minority shareholders of subsidiary...............                519,062            180,616
Current portion of installment notes payable....................                  4,576              4,576
Current portion of lease liability..............................                 95,479            140,935
Deposits on customer orders.....................................              1,596,477          1,173,303
Salaries, benefits and other accrued liabilities................                717,669            580,028
                                                                              ---------          ---------
Total current liabilities.......................................              4,771,297          4,184,636

Long-term portion of installment notes payable..................                  4,276              5,465
Minority interest...............................................              1,856,430          1,958,538
Commitments and contingencies...................................

Stockholders' equity
Preferred stock, par value $.01
 10,000,000 shares authorized; 714,285 shares
 shares issued and outstanding..................................                  7,143              7,143
Common stock, par value $ .01
 30,000,000 shares authorized; 4,119,574 shares
 and 4,070,612 shares issued and outstanding,
 respectively...................................................                 41,196             40,706
Additional paid-in capital......................................             60,520,047         60,369,181
Accumulated deficit.............................................            (52,415,544)       (51,094,487)
                                                                            ------------       ------------
                                                                              8,152,842          9,322,543

                                                                            $14,784,845        $15,471,182

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                                    THREE MONTHS ENDED

                                                                               12/31/99           12/31/98

Revenues
Product sales...................................................            $    44,520        $    75,694
Government research grants......................................                 96,917             51,106
Research projects with strategic partners.......................                 95,253            108,284
Research projects with affiliate................................                364,244                  -
                                                                                -------            -------
                                                                                600,934            235,084
Costs and expenses
Product costs ..................................................                 40,371            101,098
Research and development expenses...............................              1,028,989            699,868
Selling, general and administrative expenses....................                973,576            875,276
                                                                              ---------            -------
                                                                              2,042,936          1,676,242

Loss from operations............................................             (1,442,002)        (1,441,158)

Other income (expense), net
Interest income.................................................                 45,353             68,631
Interest expense................................................                (41,942)              (217)
Other, net......................................................                    294             (3,636)
                                                                               --------             -------
                                                                                  3,705             64,778

Minority interest in subsidiary net loss........................                117,240            117,070
                                                                                -------            -------

Net loss........................................................            $(1,321,057)       $(1,259,310)

Net loss per share (basic and diluted)..........................                 $(0.32)            $(0.31)

Weighted number of shares outstanding ..........................              4,071,144          4,050,256




CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

                                                    PREFERRED      COMMON         ADDITIONAL     ACCUMULATED
                                                        STOCK       STOCK    PAID-IN CAPITAL         DEFICIT
Balances at September 30, 1999.................        $7,143     $40,706        $60,369,181   $(51,094,487)
Common stock issued as compensation
 48,962 shares.................................             -         490             55,351              -
Compensation expense for stock option grants...             -           -            105,815              -
Equity issuance costs..........................             -           -            (10,300)             -
Net loss for the period........................             -           -                  -     (1,321,057)
                                                       ------     -------       ------------     -----------
Balances at December 31, 1999..................        $7,143     $41,196        $60,520,047   $(52,415,544)

AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                      THREE MONTHS ENDED

                                                                                  12/31/99          12/31/98

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................................          $(1,321,057)       $(1,259,310)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization .......................................              332,751            323,102
Loss on sale of property.............................................                    -              3,637
Compensation expense for stock awards................................               55,841             13,751
Compensation expense for stock option grants.........................              120,947            103,140
Minority interest in subsidiary operating results....................             (117,240)          (117,070)
Decrease in accounts receivable......................................               71,454            589,110
(Increase) in receivable from affiliate..............................             (263,899)                 -
(Increase) in inventories............................................             (595,876)          (737,710)
(Increase) decrease in prepaid expenses..............................             (126,561)            71,215
Decrease in other assets and deposits................................                    -              4,046
(Decrease) in accounts payable and accrued liabilities...............             (150,503)          (139,221)
Increase in deposits on customer orders..............................              423,174            410,328
                                                                                ----------            -------
Net cash used in operating activities................................           (1,570,969)          (734,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................              (90,188)           (79,785)
Proceeds from sale of property.......................................                    -                900
Expenditures for patents and proprietary technology..................              (62,470)          (130,164)
                                                                                   --------          ---------
Net cash used in investing activities................................             (152,658)          (209,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt.................................               (1,189)            (1,123)
Payments on long-term lease liability................................              (45,456)          (100,299)
Proceeds from revolving line of credit...............................               21,000                  -
Advances from minority shareholders of subsidiary....................              338,446                  -
Equity issuance costs................................................              (10,300)           (11,308)
                                                                                  ---------         ----------
Net cash provided (used) by financing activities.....................              302,501           (112,730)

Net (decrease) in cash and cash equivalents..........................           (1,421,126)        (1,056,761)
Cash and cash equivalents at beginning of period.....................            4,203,937          3,904,087
                                                                                 ---------          ---------
Cash and cash equivalents at end of period...........................          $ 2,782,811        $ 2,847,326

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 1  THE COMPANY

Agritope, Inc. is an Oregon-based agricultural functional genomics and biotechnology company that develops improved plant products and provides technology to the agricultural industry. Agrinomics LLC, a 50% owned subsidiary, conducts a functional genomics research program. Vinifera, Inc., a 57% owned subsidiary, offers superior grapevine plants to the premium wine industry together with disease testing and elimination services. Superior Tomato Associates, LLC, a 66-2/3% owned subsidiary, was formed to develop and market longer-lasting tomatoes. Agrimax Floral Products, Inc., a wholly owned inactive subsidiary, holds a 9% interest in UAF Limited Partnership, a fresh flower distribution operation based in Tampa, Florida.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full-year financial statements and accompanying notes included in Agritope's 1999 Annual Report on Form-10-K. Results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

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

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                             12/31/99              9/30/99
                                           (UNAUDITED)

Operating supplies.....................    $  181,205           $  143,757
Work-in-process........................       816,507            1,437,617
Finished goods.........................     4,652,052            3,472,514
                                            ---------            ---------
                                           $5,649,764           $5,053,888

NET LOSS PER SHARE. Basic earnings per share and diluted earnings per share are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding. Basic and diluted earnings per share are the same for all periods presented since Agritope was in a loss position in all periods. The following potentially dilutive securities are excluded from net loss per share calculations, as their effect would have been antidilutive:

                                             12/31/99             12/31/98

Options to purchase common stock.......     1,754,003            1,690,178
Warrants to purchase common stock......       708,333              583,333
Convertible preferred stock............       714,285              214,285
                                            ---------            ---------
                                            3,176,621            2,487,796

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


NOTE 3   AGRINOMICS LLC

In July 1999, Agritope and Aventis CropScience S.A. formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. Agritope owns a 50% interest in Agrinomics and Aventis CropScience owns the remaining 50% interest. Aventis CropScience has agreed to make capital contributions in cash totaling $20 million over a five-year period, of which $5 million was contributed in 1999. Agritope contributed certain technology and a collection of seed generated using such technology. Agritope and Aventis CropScience also perform research work at their respective facilities. The technology contributed to Agrinomics by Agritope had a zero basis for financial reporting purposes. Accordingly, Agritope has recorded its investment in Agrinomics as zero and will not include in its consolidated financial statements its proportionate share of the results of operations of Agrinomics until such time that Agritope makes capital contributions to Agrinomics, if ever. Summarized financial information for Agrinomics is as follows:

FINANCIAL POSITION                                               12/31/99             9/30/99
ASSETS                                                          (UNAUDITED)
Current assets
Cash and marketable securities............................     $4,264,300          $4,784,798
Other accounts receivable.................................         19,781              16,404
                                                               ----------           ---------
                                                                4,284,081           4,801,202

Property, plant and equipment, net........................        561,810             142,940
                                                                ---------           ---------
Total assets............................................       $4,845,891          $4,944,142

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable........................................       $   34,600          $   61,594
Due to Agritope.........................................          382,987             119,088
                                                                  -------             -------
                                                                  417,587             180,682

Members' equity...........................................      4,428,304           4,763,460
                                                                ---------           ---------
Total liabilities and members' equity...................       $4,845,891          $4,944,142

OPERATING RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1999
(UNAUDITED)
Operating expenses
Research and development..................................     $  374,687
Administration............................................         21,831
                                                                  -------
                                                                  396,518
Interest earned...........................................         61,362
                                                                  -------
Net loss..................................................     $ (335,156)

AGRITOPE, INC AND SUBSIDIARIES

(UNAUDITED)


NOTE 4   SEGMENT INFORMATION

Agritope is organized into two segments: The Research and Development segment develops improved plant products and provides technology to the agricultural industry. The Grapevine Propagation segment, operated by Vinifera, propagates and grows grapevine plants and distributes them to the premium wine industry. It also provides disease testing and elimination services.

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL
QUARTER ENDED DECEMBER 31, 1999
Revenues from external sources..........    $   556,414       $    44,520        $   600,934
Intersegment revenues...................              -                 -                  -

Operating loss..........................     (1,208,600)         (233,402)        (1,442,002)
Intersegment interest income (expense)..              -                 -                  -
Interest income.........................         42,956             2,397             45,353
Interest expense........................              -           (41,942)           (41,942)
Other income (expense)..................              -               294                294
Segment loss............................     (1,165,644)         (272,653)        (1,438,297)

Depreciation and amortization...........        169,888           162,863            332,751
Expenditures for long-lived assets......        105,352            47,306            152,658
Segment assets..........................      6,535,575         8,249,270         14,784,845

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL
QUARTER ENDED DECEMBER 31, 1998
Revenues from external sources..........    $   159,390       $    75,694        $   235,084
Intersegment revenues...................         26,500           (26,500)                 -

Operating loss..........................     (1,135,813)         (305,345)        (1,441,158)
Intersegment interest income (expense)..         15,996           (15,996)                 -
Interest income.........................         68,631                 -             68,631
Interest expense........................              -              (217)              (217)
Other income (expense)..................              -            (3,636)            (3,636)
Segment loss............................     (1,051,186)         (325,194)        (1,376,380)

Depreciation and amortization...........        164,066           159,036            323,102
Expenditures for long-lived assets......        145,198            64,751            209,949
Segment assets..........................      6,311,858         6,977,356         13,289,214

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR BY IMPLICATION PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD LOOKING-STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF AGRITOPE OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO AGRITOPE, THESE FACTORS INCLUDE ITS LIMITED INDEPENDENT OPERATING HISTORY; UNCERTAINTY OF ADDITIONAL FUNDING; LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL; DEPENDENCE ON STRATEGIC PARTNERS; UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY INFORMATION; DEPENDENCE ON KEY PERSONNEL; TECHNOLOGICAL CHANGE AND COMPETITION; UNCERTAINTIES AS TO CONSUMER ACCEPTANCE OF GENETICALLY ENGINEERED PRODUCTS; CHANGES IN LAWS OR REGULATIONS; AS WELL AS THE OTHER FACTORS DISCUSSED IN EXHIBIT 99 TO AGRITOPE'S 1999 ANNUAL REPORT ON FORM 10-K WHICH IS HEREBY INCORPORATED BY REFERENCE. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. AGRITOPE DOES NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

The following discussion of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in the Agritope's 1999 Annual Report on Form 10-K and with the Financial Statements and accompanying Notes included in this Form 10-Q.

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 31, 1999 AND 1998

SEGMENT RESULTS. The comparative operating results for Agritope's two business segments are summarized below:

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

REVENUES FROM EXTERNAL SOURCES
QUARTER ENDED DECEMBER 31
1999....................................       $556,414          $ 44,520           $600,934
1998....................................        160,890            74,194            235,084
                                                -------          --------            -------
Increase (decrease).....................       $395,524          $(29,674)          $365,850

SEGMENT LOSS
QUARTER ENDED DECEMBER 31
1999....................................    $(1,165,644)        $(272,653)       $(1,438,297)
1998....................................     (1,051,186)         (325,194)        (1,376,380)
                                             -----------         ---------        -----------
(Increase) decrease.....................    $  (114,458)        $  52,541        $   (61,917)

NET LOSS
QUARTER ENDED DECEMBER 31
1999.....................................................................        $(1,321,057)
1998.....................................................................         (1,259,310)
                                                                                  -----------
(Increase) decrease......................................................        $   (61,747)

REVENUES. Research and development segment revenues increased $396,000 or 246% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The increase was primarily derived from contract research revenues from its 50% owned subsidiary, Agrinomics LLC, that commenced a functional genomics program in July 1999. The grapevine propagation segment operated by Vinifera experienced a decrease of $30,000 of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. However, sales for the first quarter are normally minimal because Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. As of December 31, 1999, Vinifera had firm orders totaling $3.0 million for delivery in the spring and summer of 2000 and $99,340 for delivery in the spring and summer of 2001. The order file represents a significant increase from December 31, 1998 when Vinifera had firm orders of $1.9 million for delivery in the spring and summer of 1999 and $435,000 for delivery in the 2000 planting season.

COSTS AND EXPENSES. Product costs at Vinifera decreased due to lower sales volumes and a lower average cost of production. Prior year costs were adversely affected by losses of plants due to inclement weather conditions. Research and development expenses at Agritope increased by $329,000 or 47% in the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The increase is largely attributable to the increased research activities and expanded facilities associated with the Agrinomics functional genomics program. Selling, general and administrative expenses increased by $98,000 or 11% in the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The increase was principally due to increased compensation expenses.

OTHER INCOME (EXPENSE), NET. Interest income decreased $23,000 to $45,000 in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, due a net decrease in cash reserves. Interest expense for the three months ended December 31, 1999 amounted to $42,000. In June 1999, Vinifera replaced an intercompany line of credit from Agritope with a revolving line of credit from a commercial bank, thereby increasing interest expense.

SEGMENT LOSS--RESEARCH AND DEVELOPMENT. The research and development segment loss increased $114,000 in the quarter ended December 31, 1999 as compared to the first quarter of fiscal 1998. Although research revenues increased $396,000, research expenses increased $356,000 and administrative expenses increased $114,000, both primarily due to increased compensation expense and increased costs associated with expanded facilities. Interest income declined due to a lower balance of funds available for investment and due to Vinifera's repayment of advances under an intercompany loan from Agritope.

SEGMENT LOSS--GRAPEVINE PROPAGATION. Vinifera, operator of the grapevine propagation segment, reduced its loss by $53,000 as compared to the first quarter of the prior year. As indicated in "Costs and Expenses" above, it reduced unit production costs, resulting in a 9% gross margin as compared to a negative margin in the first quarter of 1999. It also reduced other costs and expenses by $42,000. These improvements were partially offset by higher interest expense due to an increase in the balance of its outstanding working capital loan by approximately $500,000, or 50%.

LIQUIDITY AND CAPITAL RESOURCES

                                                 12/31/99          9/30/99

Cash and cash equivalents...................  $ 2,782,811      $ 4,203,937
Working capital ............................    4,693,479        5,786,384

As of December 31, 1999, Agritope had working capital of $4.7 million, as compared to working capital of $5.8 million at September 30, 1999. During the three months ended December 31, 1999, expenditures for acquisitions of property and equipment were $90,000. The Company also spent $62,000 for proprietary technology related to its patent portfolio. Agritope utilized $1.6 million of cash to fund operations. As of December 31, 1999, Agritope had outstanding accounts receivable amounting to $383,000 from Agrinomics for research work performed during the quarter which was reimbursed shortly after the end of the quarter. In future quarters, Agrinomics will advance funds each quarter for work anticipated to be performed in the quarter. Vinifera's cash requirements for the quarter ended December 31, 1999 were funded by collection of accounts receivable, customer deposits on future orders and advances from minority shareholders.

To date, Agritope has experienced no material adverse effects from the Year 2000 date conversion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31 1999, Vinifera, Inc. a majority-owned subsidiary of the Company had borrowings under a $1.5 million revolving line of credit, which is subject to interest rate risk. Due to the short-term nature of the borrowings under this credit facility, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of operations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K
         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AGRITOPE, INC.





February  14, 2000            /s/ ADOLPH J. FERRO
-------------------------     --------------------------------------------------
Date                          Adolph J. Ferro

                              Chairman, President and Chief Executive Officer

                              (PRINCIPAL EXECUTIVE OFFICER)





February  14, 2000             /s/ GILBERT N. MILLER
-------------------------      -------------------------------------------------
Date                           Gilbert N. Miller

                               Executive Vice President, Chief Financial Officer

                               and Director

                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT                   DESCRIPTION


27.                       Financial Data Schedule