Form 10-Q
period 2000-03-31
AGRITOPE INC
filed 2000-05-12
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

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







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 2000, 4,128,058 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                 AGRITOPE, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS


     Condensed Consolidated Balance Sheets
         as of March 31, 2000 and September 30, 1999.............................................    3

     Condensed Consolidated Statements of Operations
         for the three months and six months ended March 31, 2000 and 1999.......................    4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the three months and six months ended March 31, 2000................................    4

     Condensed Consolidated Statements of Cash Flows
         for the three months and six months ended March 31, 2000 and 1999.......................    5

     Notes to Condensed Consolidated Financial Statements........................................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ........................................................   10



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   12



                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   13



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................   13

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              3/31/00             9/30/99
ASSETS                                                                      (UNAUDITED)
Current assets
Cash and cash equivalents.......................................            $ 1,943,056        $ 4,203,937
Trade accounts receivable, net..................................                391,872            355,187
Other accounts receivable.......................................                155,703            165,480
Due from affiliate..............................................                241,274            119,088
Inventories.....................................................              6,469,009          5,053,888
Prepaid expenses................................................                264,233             73,440
                                                                             ----------         ----------
Total current assets............................................              9,465,147          9,971,020

Property and equipment, net.....................................              3,212,845          3,511,824
Patents and proprietary technology, net.........................              1,875,262          1,945,586
Other assets and deposits ......................................                 42,752             42,752
                                                                             ----------         ----------
                                                                            $14,596,006        $15,471,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable................................................            $   690,092        $   642,178
Revolving line of credit........................................              1,484,000          1,463,000
Advances from minority shareholders of subsidiary...............                681,562            180,616
Current portion of installment notes payable....................                  4,576              4,576
Current portion of lease liability..............................                 72,979            140,935
Deposits on customer orders.....................................              2,123,772          1,173,303
Salaries, benefits and other accrued liabilities................                536,946            580,028
                                                                             ----------         ----------
Total current liabilities.......................................              5,593,927          4,184,636

Long-term portion of installment notes payable..................                  3,875              5,465
Minority interest...............................................              1,757,477          1,958,538
Commitments and contingencies...................................                      -                  -

Stockholders' equity
Preferred stock, par value $.01
  10,000,000 shares authorized; 714,285 shares
  shares issued and outstanding.................................                  7,143              7,143
Common stock, par value $ .01
  30,000,000 shares authorized; 4,128,058 shares
  and 4,070,612 shares issued and outstanding,
  respectively..................................................                 41,281             40,706
Additional paid-in capital......................................             60,650,450         60,369,181
Accumulated deficit.............................................            (53,458,147)       (51,094,487)
                                                                             ----------         ----------
                                                                              7,240,727          9,322,543
                                                                            $14,596,006        $15,471,182

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          3/31/00             3/31/99             3/31/00             3/31/99

Revenues
Product sales..................................          $ 402,939            $260,340         $   447,459        $    334,534
Government research grants.....................             82,509              80,138             179,426             132,744
Research projects with strategic partners......             48,372              83,714             143,625             191,998
Research projects with affiliate...............            577,759                   -             942,003                   -
                                                         ---------           ---------           ---------           ---------
                                                         1,111,579             424,192           1,712,513             659,276
Costs and expenses

Product costs .................................            380,261             243,912             420,632             345,010
Research and development expenses..............            980,690             752,063           2,009,679           1,451,931
Selling, general and administrative expenses...            900,076             936,698           1,873,652           1,811,974
                                                         ---------           ---------           ---------           ---------
                                                         2,261,027           1,932,673           4,303,963           3,608,915

Loss from operations...........................         (1,149,448)         (1,508,481)         (2,591,450)         (2,949,639)

Other income (expense), net
Interest income................................             29,388              25,037              74,741              93,668
Interest expense...............................            (32,632)               (198)            (74,574)               (415)
Other, net.....................................                173             176,400                 467             172,764
                                                         ---------           ---------           ---------           ---------
                                                            (3,071)            201,239                 634             266,017

Minority interest in subsidiary net loss.......            109,916              35,344             227,156             152,414
                                                         ---------           ---------           ---------           ---------

Net loss.......................................        $(1,042,603)        $(1,271,898)        $(2,363,660)        $(2,531,208)

Net loss per share (basic and diluted).........            $(0.25)             $(0.31)             $(0.58)             $(0.62)

Weighted number of shares outstanding .........          4,121,235           4,059,992           4,095,785           4,055,071





CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

                                                          PREFERRED             COMMON          ADDITIONAL          ACCUMULATED
                                                              STOCK              STOCK     PAID-IN CAPITAL              DEFICIT

Balances at September 30, 1999.................             $7,143             $40,706         $60,369,181        $(51,094,487)
Common stock issued as compensation -
 54,196 shares.................................                  -                 542              72,813                   -
Compensation expense for stock option grants...                  -                   -             210,289                   -
Common stock issued upon exercise of stock
 options - 3,250 shares........................                  -                  33               8,467
Equity issuance costs..........................                  -                   -             (10,300)                  -
Net loss for the period........................                  -                   -                   -          (2,363,660)
                                                             -----              ------          ----------          -----------
Balances at March 31, 2000.....................             $7,143             $41,281         $60,650,450        $(53,458,147)

AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                      SIX MONTHS ENDED

                                                                                   3/31/00           3/31/99

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss.............................................................          $(2,363,660)       $(2,531,208)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization .......................................              674,389            655,685
Loss on sale of property.............................................                    -              3,637
Compensation expense for stock awards................................               73,355             26,106
Compensation expense for stock option grants.........................              236,384            213,780
Minority interest in subsidiary operating results....................             (227,156)          (152,414)
(Increase) decrease in accounts receivable...........................              (26,908)           885,277
(Increase) in receivable from affiliate..............................             (122,186)                 -
(Increase) in inventories............................................           (1,415,121)        (1,441,121)
(Increase) decrease in prepaid expenses..............................             (190,793)            18,046
Decrease in other assets and deposits................................                    -             14,383
Increase in accounts payable and accrued liabilities.................                4,832            256,344
Increase in deposits on customer orders..............................              950,469            848,028
                                                                                 ---------          ---------
Net cash used in operating activities................................           (2,406,395)        (1,203,457)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment..................................             (216,080)          (252,723)
Proceeds from sale of property.......................................                    -                900
Expenditures for patents and proprietary technology..................              (89,006)          (254,722)
                                                                                 ---------          ---------
Net cash used in investing activities................................             (305,086)          (506,545)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt.................................               (1,590)            (2,264)
Payments on long-term lease liability................................              (67,956)          (185,311)
Proceeds from revolving line-of-credit...............................               21,000                  -
Advances from minority shareholders of subsidiary....................              500,946                  -
Proceeds from issuance of stock......................................                8,500                  -
Equity issuance costs................................................              (10,300)           (11,308)
                                                                                 ---------          ---------
Net cash provided by (used in) financing activities..................              450,600           (198,883)

Net (decrease) in cash and cash equivalents..........................           (2,260,881)        (1,908,885)
Cash and cash equivalents at beginning of period.....................            4,203,937          3,904,087
                                                                                 ---------          ---------
Cash and cash equivalents at end of period...........................          $ 1,943,056        $ 1,995,202

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

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full-year financial statements and accompanying notes included in Agritope's 1999 Annual Report on Form-10-K. Results of operations for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results of operations expected for the full fiscal year.

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

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                                   3/31/00              9/30/99

                                                 (UNAUDITED)

Operating supplies.........................    $   134,285          $   143,757
Work-in-process............................      1,124,319            1,437,617
Finished goods.............................      5,210,405            3,472,514
                                                 ---------            ---------
                                                $6,469,009           $5,053,888

NET LOSS PER SHARE. Basic earnings per share and diluted earnings per share are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding. Basic and diluted earnings per share are the same for all periods presented since Agritope was in a loss position in all periods. The following potentially dilutive securities are excluded from net loss per share calculations, as their effect would have been antidilutive:

                                                   3/31/00              3/31/99

Options to purchase common stock...........      1,834,398            1,728,928
Warrants to purchase common stock..........        708,333              583,333
Convertible preferred stock................        714,285              214,285
                                                 ---------            ---------
                                                 3,257,016            2,526,546

NOTE 3   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                  Three Months Ended                 Six Months Ended
                                                3/31/00        3/31/99             3/31/00      3/31/99
Cash paid during the period for interest........$32,586         $198               $74,379       $415


AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4   AGRINOMICS LLC

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

FINANCIAL POSITION                                                3/31/00             9/30/99
ASSETS                                                         (UNAUDITED)
Current assets
Cash and marketable securities............................     $4,310,401          $4,784,798
Other accounts receivable.................................         16,103              16,404
Prepaid expenses..........................................         10,000                   -
                                                                ---------           ---------
                                                                4,336,504           4,801,202

Property, plant and equipment, net........................      1,106,511             142,940
Patents and proprietary technology, net...................         41,829                   -
                                                                ---------           ---------
Total assets............................................       $5,484,844          $4,944,142

LIABILITIES AND MEMBERS' EQUITY

Current liabilities

Accounts payable........................................       $  262,389          $   61,594
Due to Agritope.........................................          241,274             119,088
Deferred revenue........................................        1,125,000                   -
                                                                ---------           ---------
                                                                1,628,663             180,682

Members' equity...........................................      3,856,181           4,763,460
                                                                ---------           ---------
Total liabilities and members' equity...................       $5,484,844          $4,944,142

OPERATING RESULTS
(UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  3/31/00                3/31/00

Research contract revenues................................    $   375,000            $   375,000
Operating expenses
Research and development..................................    $   963,638              1,338,325
Administration............................................         52,602                 74,433
                                                                ---------              ---------
                                                                1,016,240              1,412,758

Interest earned...........................................         69,116                130,478
                                                                ---------              ---------
Net loss..................................................    $  (572,124)           $  (907,280)

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(UNAUDITED)

NOTE 5   SEGMENT INFORMATION

Agritope is organized into two segments: The Research and Development segment develops improved plant products and provides technology to the agricultural industry. The Grapevine Propagation segment, operated by Vinifera, propagates and grows grapevine plants and distributes them to the premium wine industry. It also provides disease testing and elimination services.

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external sources..........    $   708,640       $   402,939      $   1,111,579
Intersegment revenues...................              -                 -                  -

Operating loss..........................       (925,438)         (224,010)        (1,149,448)
Intersegment interest income (expense)..              -                 -                  -
Interest income.........................         28,537               851             29,388
Interest expense........................              -           (32,632)           (32,632)
Other income............................              -               173                173
                                              ---------         ---------         ----------
Segment loss............................       (896,901)         (255,618)        (1,152,519)

Depreciation and amortization...........        171,522           170,116            341,638
Expenditures for long-lived assets......         62,113            90,315            152,428
Segment assets..........................      5,549,241         9,046,765         14,596,006

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

THREE MONTHS ENDED MARCH 31, 1999
Revenues from external sources..........    $   163,852       $   260,340        $   424,192
Intersegment revenues...................         29,070           (29,070)                 -

Operating loss..........................     (1,254,731)         (253,750)        (1,508,481)
Intersegment interest income (expense)..         14,584           (14,584)                 -
Interest income.........................         25,037                 -             25,037
Interest expense........................              -              (198)              (198)
Other income............................          6,400           170,000            176,400
                                              ---------         ---------         ----------
Segment loss............................     (1,208,710)          (98,532)        (1,307,242)

Depreciation and amortization...........        171,467           161,116            332,583
Expenditures for long-lived assets......        165,857           131,639            297,496
Segment assets..........................      5,290,045         7,562,664         12,852,079

AGRITOPE, INC AND SUBSIDIARIES

(UNAUDITED)

NOTE 5   SEGMENT INFORMATION, CONTINUED

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

SIX MONTHS ENDED MARCH 31, 2000
Revenues from external sources..........    $ 1,265,054        $  447,459        $ 1,712,513
Intersegment revenues...................              -                 -                  -

Operating loss..........................     (2,134,038)         (457,412)        (2,591,450)
Intersegment interest income (expense)..              -                 -                  -
Interest income.........................         71,493             3,248             74,741
Interest expense........................              -           (74,574)           (74,574)
Other income............................              -               467                467
                                              ---------           -------          ---------
Segment loss............................     (2,062,545)         (528,271)        (2,590,816)

Depreciation and amortization...........        341,410           332,979            674,389
Expenditures for long-lived assets......        167,465           137,621            305,086

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

SIX MONTHS ENDED MARCH 31, 1999
Revenues from external sources..........    $   324,742       $   334,534        $   659,276
Intersegment revenues...................         55,579           (55,570)                 -

Operating loss..........................     (2,390,544)         (559,095)        (2,949,639)
Intersegment interest income (expense)..         30,580           (30,580)                 -
Interest income.........................         93,668                 -             93,668
Interest expense........................              -              (415)              (415)
Other income............................          6,400           166,364            172,764
                                              ---------           -------          ---------
Segment loss............................     (2,259,896)         (423,726)        (2,683,622)

Depreciation and amortization...........        335,533           320,152            655,685
Expenditures for long-lived assets......        311,055           196,390            507,445

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

SEGMENT RESULTS. The comparative operating results for Agritope's two business segments are summarized below:

                                           RESEARCH AND         GRAPEVINE

THREE MONTHS ENDED MARCH 31                 DEVELOPMENT       PROPAGATION              TOTAL
REVENUES FROM EXTERNAL SOURCES
2000....................................       $708,640          $402,939         $1,111,579
1999....................................        163,852           260,340            424,192
                                              ---------           -------          ---------
Increase................................       $544,788          $142,599           $687,387

SEGMENT LOSS

2000....................................    $  (896,901)      $  (255,618)       $(1,152,519)
1999....................................     (1,208,710)          (98,532)        (1,307,242)
                                              ---------           -------          ---------
(Increase) decrease.....................    $   311,809       $  (157,086)       $   154,723

NET LOSS

2000.....................................................................        $(1,042,603)
1999.....................................................................         (1,271,898)
                                                                                   ---------
Decrease.................................................................        $   229,295

                                           RESEARCH AND         GRAPEVINE

SIX MONTHS ENDED MARCH 31                   DEVELOPMENT       PROPAGATION              TOTAL
REVENUES FROM EXTERNAL SOURCES
2000....................................     $1,265,054          $447,459         $1,712,513
1999....................................        324,742           334,534            659,276
                                              ---------           -------          ---------
Increase................................       $940,312          $112,925         $1,053,237

SEGMENT LOSS

2000....................................    $(2,062,545)        $(528,271)       $(2,590,816)
1999....................................     (2,259,896)         (423,726)        (2,683,622)
                                              ---------           -------          ---------
(Increase) decrease.....................   $    197,351         $(104,545)        $   92,806

NET LOSS

2000.....................................................................        $(2,363,660)
1999.....................................................................         (2,531,208)
                                                                                   ---------
Decrease.................................................................       $    167,548





REVENUES. Total revenues for the three-month and six-month periods ended March 31, 2000, amounted to $1.1 million and $1.7 million, respectively, representing increases of $687,000 and $1.1 million, respectively, over revenues recorded for the corresponding periods in the prior fiscal year.

As compared to corresponding prior year periods, research and development revenues for the second quarter and first six months of fiscal 2000, increased $545,000 and $940,000, respectively, to $709,000 and $1.3 million. The increases were due to revenues from contract work performed for the Company's newly formed joint venture, Agrinomics LLC.

Sales of grapevines were $403,000 and $447,000 for the second quarter and first six months of fiscal 2000, respectively, representing increases of $143,000 (55%) and $113,000 (34%) as compared to the second quarter and first six-months of fiscal 1999. Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. As of March 31, 2000, Vinifera had firm orders totaling $4.6 million and $0.3 million for delivery in the spring and summer of 2000 and 2001, respectively, as compared to firm orders of $2.9 million and $0.7 million as of March 31, 1999 which were scheduled for delivery in the 1999 and 2000 planting seasons.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses amounted to $981,000 and $2.0 million, respectively, for the quarter and six months ended March 31, 2000, representing increases of $229,000 (30%) and $558,000 (38%), respectively, over the corresponding prior-year periods. The increases in both periods reflected increases in staffing and activities related to work performed for Agrinomics LLC and occupancy costs associated with leasing of additional laboratory space.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $36,000 (4%) and increased by $62,000 (3%), respectively, in the three-month and six-month periods ended March 31, 2000 as compared to the corresponding periods ended March 31, 1999. The year-to-date increases were largely due to the effect of incentive compensation payments made only in the first quarter of fiscal 2000. Increased occupancy costs associated with the leasing of additional office space during the period were partially offset by reduced legal fees.

OTHER INCOME (EXPENSE), NET. Interest income amounted to $29,000 and $75,000, respectively, for the three-month and six-month periods ended March 31, 2000 as compared to $25,000 and $94,000, respectively, for the three-month and six-month periods ended March 31, 1999. The changes in interest income were due to corresponding changes in cash available for investment. Interest expense totaled $33,000 and $75,000, respectively, for the second quarter and first six months of fiscal 2000, representing interest accrued for a working capital loan Vinifera obtained in June 1999. In March 1999, Vinifera received a one-time payment of $170,000, representing reimbursement for certain expenses incurred in prior years to explore establishment of a grapevine nursery business in Spain in cooperation with a minority shareholder of Vinifera. Vinifera ultimately decided to discontinue its participation and was reimbursed for expenses it incurred for the benefit of the venture.

LIQUIDITY AND CAPITAL RESOURCES

                                                        3/31/00          9/30/99
Cash and cash equivalents...................         $1,943,056       $4,203,937
Working capital ............................          3,871,220        5,786,384

As of March 31, 2000, Agritope had working capital of $3.9 million, as compared to working capital of $5.8 million as of September 30, 1999. During the six months ended March 31, 2000, expenditures for property and equipment were $216,000, including $80,000 expended by Agritope for equipment and computer software, $92,000 expended by Vinifera for greenhouse improvements and $44,000 spent for expansion of grapevine propagation blocks at Vinifera. The Company also expended $89,000 for proprietary technology related to patent prosecution and maintenance of its patent portfolio. For the six months ended March 31, 2000, Vinifera used internally generated cash from deposits on future orders and non-interest-bearing advances from minority shareholders to fund operations, working capital and capital expenditures. Agritope's cash requirements for the six-month period were supplied primarily from cash reserves and research funding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31 1999, Vinifera, Inc. a majority-owned subsidiary of the Company had borrowings under a $1.5 million revolving line of credit, which is subject to interest rate risk. Due to the short-term nature of the borrowings under this credit facility, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of operations.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Stockholders on February 29, 2000. Voting shareholders took the following actions at the meeting:

         1. The common stockholders voted to elect the following nominees to the Company's Board of Directors to serve as Class 3 Directors until the 2003 Annual Meeting:

                                                Votes for        Votes Withheld
              Michel de Beaumont                4,237,091        24,053
              Nancy L. Buc                      4,238,428        22,716

              The continuing members of Agritope's Board of Directors are Adolph
              J. Ferro and Gilbert N. Miller (terms expiring in 2001) and W. Charles Armstrong, James T. King and Roger L. Pringle (terms expiring in 2002).

         2. The Series A Preferred shareholder voted to elect the following nominee to serve on the Company's Board of Directors until the 2001 Annual Meeting:

                                                Votes For        Votes Withheld
              Pierre Lefebvre                   714,285          None

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





May 12, 2000                  /s/ ADOLPH J. FERRO
-------------------------     --------------------------------------------------
Date                          Adolph J. Ferro

                              Chairman, President and Chief Executive Officer

                              (PRINCIPAL EXECUTIVE OFFICER)





May 12, 2000                   /s/ GILBERT N. MILLER
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