Form 10-Q
period 2000-06-30
AGRITOPE INC
filed 2000-08-14
CIK 1044865

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2000

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







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 2000, 4,130,697 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                 AGRITOPE, INC.



                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                                                                                   PAGE

     Condensed Consolidated Balance Sheets
         as of June 30, 2000 and September 30, 1999........................................         3

     Condensed Consolidated Statements of Operations
         for the three months and nine months ended June 30, 2000 and 1999.................         4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the three months and nine months ended June 30, 2000..........................         4

     Condensed Consolidated Statements of Cash Flows
         for the three months and nine months ended June 30, 2000 and 1999.................         5

     Notes to Condensed Consolidated Financial Statements..................................         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ..................................................        10



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................        12



                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................        13

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               6/30/00             9/30/99
ASSETS                                                                      (UNAUDITED)
Current assets
Cash and cash equivalents.......................................            $ 1,463,343        $ 4,203,937
Trade accounts receivable, net..................................              1,046,141            355,187
Other accounts receivable.......................................                379,041            165,480
Due from affiliate..............................................                      -            119,088
Inventories.....................................................              5,207,734          5,053,888
Prepaid expenses................................................                281,218             73,440
                                                                              ---------          ---------
Total current assets............................................              8,377,477          9,971,020

Property and equipment, net.....................................              3,110,110          3,511,824
Patents and proprietary technology, net.........................              1,871,923          1,945,586
Other assets and deposits ......................................                 42,752             42,752
                                                                             ----------         ----------
                                                                            $13,402,262        $15,471,182
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable................................................             $  605,338         $  642,178
Due to affiliate, net...........................................                 16,913                  -
Revolving line of credit........................................              1,484,000          1,463,000
Advances from minority shareholders of subsidiary...............                918,562            180,616
Current portion of installment notes payable....................                  4,576              4,576
Current portion of lease liability..............................                 52,641            140,935
Deposits on customer orders.....................................              1,159,938          1,173,303
Salaries, benefits and other accrued liabilities................                775,269            580,028
                                                                              ---------          ---------
Total current liabilities.......................................              5,017,237          4,184,636

Long-term portion of installment notes payable..................                  3,036              5,465
Minority interest...............................................              1,698,925          1,958,538
Commitments and contingencies...................................                      -                  -

Stockholders' equity
Preferred stock, par value $.01
  10,000,000 shares authorized; 714,285 shares
  shares issued and outstanding.................................                  7,143              7,143
Common stock, par value $ .01
  30,000,000 shares authorized; 4,130,697 shares
  and 4,070,612 shares issued and outstanding,
  respectively..................................................                 41,307             40,706
Additional paid-in capital......................................             60,769,763         60,369,181
Accumulated deficit.............................................            (54,135,149)       (51,094,487)
                                                                             ----------         ----------
                                                                              6,683,064          9,322,543

                                                                            $13,402,262        $15,471,182

AGRITOPE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        6/30/00            6/30/99              6/30/00            6/30/99
Revenues
Product sales...................................    $ 2,383,495         $ 1,225,341         $ 2,830,954         $ 1,559,875
Government research grants......................        111,139              97,447             290,565             230,191
Research projects with strategic partners.......        184,561             205,832             328,186             397,830
Research projects with affiliate................        705,734                   -           1,647,737                   -
                                                      ---------           ---------           ---------           ---------
                                                      3,384,929           1,528,620           5,097,442           2,187,896
Costs and expenses
Product costs ..................................      2,242,224           1,195,091           2,662,856           1,540,101
Research and development expenses...............      1,155,416             814,045           3,165,095           2,265,976
Selling, general and administrative expenses....        851,481             916,573           2,725,133           2,728,547
                                                      ---------           ---------           ---------           ---------
                                                      4,249,121           2,925,709           8,553,084           6,534,624

Loss from operations............................       (864,192)         (1,397,089)         (3,455,642)         (4,346,728)

Other income (expense), net
Interest income.................................         26,237              11,617             100,978             105,285
Interest expense................................        (34,768)             (4,211)           (109,342)             (4,626)
Other, net......................................        124,738              (6,400)            125,205             166,364
                                                        -------              ------             -------             -------
                                                        116,207               1,006             116,841             267,023

Minority interest in subsidiary net loss........         70,983              93,112             298,139             245,526
                                                         ------              ------             -------             -------

Net loss........................................      $(677,002)        $(1,302,971)        $(3,040,662)        $(3,834,179)

Net loss per share (basic and diluted)..........          $(.16)              $(.32)              $(.74)              $(.94)

Weighted number of shares outstanding ..........      4,128,186           4,065,803           4,106,546           4,058,648




CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

                                                         PREFERRED              COMMON           ADDITIONAL      ACCUMULATED
                                                             STOCK               STOCK      PAID-IN CAPITAL          DEFICIT

Balances at September 30, 1999.................             $7,143             $40,706          $60,369,181    $(51,094,487)
Common stock issued as compensation -
 56,335 shares.................................                  -                 563               86,160               -
Compensation expense for stock option grants...                  -                   -              314,759               -
Common stock issued upon exercise of stock
 options - 3,750 shares........................                  -                  38                9,963               -
Equity issuance costs..........................                  -                   -              (10,300)              -
Net loss for the period........................                  -                   -                           (3,040,662)
                                                             -----              ------           ----------      ----------
Balances at June 30, 2000......................             $7,143             $41,307          $60,769,763    $(54,135,149)

AGRITOPE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                      NINE MONTHS ENDED

                                                                                   6/30/00           6/30/99

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................................          $(3,040,662)       $(3,834,179)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization .......................................              988,496            984,939
Loss on sale of property.............................................                    -              3,637
Common stock issued as compensation for services.....................               86,723             40,456
Compensation expense for stock option grants.........................              353,285            316,920
Minority interest in subsidiary operating results....................             (298,139)          (245,526)
(Increase) decrease in accounts receivable...........................             (904,515)           429,650
Decrease in net receivable from/payable to affiliate.................              136,001                  -
(Increase) in inventories............................................             (153,846)        (1,501,317)
(Increase) decrease in prepaid expenses..............................             (207,778)            60,934
Decrease in other assets and deposits................................                    -             18,658
Increase in accounts payable and accrued liabilities.................              158,401            435,650
Increase (decrease) in deposits on customer orders...................              (13,365)           933,398
                                                                                 ---------          ---------
Net cash used in operating activities................................           (2,895,399)        (2,356,780)


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment..................................             (346,452)          (344,131)
Proceeds from sale of property.......................................                    -                900
Expenditures for patents and proprietary technology..................             (166,667)          (363,187)
                                                                                   -------            -------
Net cash used in investing activities................................             (513,119)          (706,418)


CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt.................................               (2,429)            (3,418)
Payments on long-term lease liability................................              (88,294)          (269,694)
Proceeds from revolving line-of-credit...............................               21,000          1,100,000
Advances from minority shareholders of subsidiary....................              737,946                  -
Proceeds from issuance of stock......................................               10,001                  -
Equity issuance costs................................................              (10,300)           (11,308)
                                                                                   -------            -------
Net cash provided by (used in) financing activities..................              667,924            815,580


Net decrease in cash and cash equivalents............................           (2,740,594)        (2,247,618)
Cash and cash equivalents at beginning of period.....................            4,203,937          3,904,087
                                                                                 ---------          ---------
Cash and cash equivalents at end of period...........................          $ 1,463,343        $ 1,656,469

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1   THE COMPANY

Agritope, Inc. is an Oregon-based agricultural functional genomics and biotechnology company that develops improved plant products and provides technology to the agricultural industry. Agrinomics LLC, a 50% owned subsidiary, conducts a functional genomics research program. Vinifera, Inc., a 57% owned subsidiary, offers superior grapevine plants to the premium wine industry together with disease testing and elimination services. Superior Tomato Associates, LLC, a 66-2/3% owned subsidiary, was formed to develop and market longer-lasting tomatoes. Agrimax Floral Products, Inc., a wholly owned inactive subsidiary, holds a 8.9% interest in UAF Limited Partnership, a fresh flower distribution operation based in Tampa, Florida.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the full-year financial statements and accompanying notes included in Agritope's 1999 Annual Report on Form-10-K. Results of operations for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results of operations expected for the full fiscal year.

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

INVENTORIES. Inventories consisted principally of growing grapevine plants at Vinifera. The components of inventory are summarized as follows:

                                             6/30/00              9/30/99
                                          (UNAUDITED)

Operating supplies.....................     $144,070           $  143,757
Work-in-process........................      785,438            1,437,617
Finished goods.........................    4,278,226            3,472,514
                                           ---------            ---------
                                          $5,207,734           $5,053,888

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

                                             6/30/00              6/30/99

Options to purchase common stock.......    1,875,363            1,713,928
Warrants to purchase common stock......      708,333              583,333
Convertible preferred stock............      714,285              214,285
                                           ---------            ---------
                                           3,297,981            2,511,546

AGRITOPE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   6/30/00    6/30/99             6/30/00      6/30/99
Cash paid during the period for interest...........$34,768     $4,211             $109,342      $4,626

NOTE 4   AGRINOMICS LLC

In July 1999, Agritope and Aventis CropScience S.A. formed Agrinomics LLC to conduct a research, development and commercialization program in the field of agricultural functional genomics. Agritope owns a 50% interest in Agrinomics and Aventis CropScience owns the remaining 50% interest. Aventis CropScience has agreed to make capital contributions in cash totaling $20 million over a five-year period, of which $5 million was contributed in 1999 and $4 million was contributed in July 2000. Agritope contributed certain technology and a collection of seed generated using such technology. Agritope and Aventis CropScience also perform research work at their respective facilities. The technology contributed to Agrinomics by Agritope had a zero basis for financial reporting purposes. Accordingly, Agritope has recorded its investment in Agrinomics as zero and will not include in its consolidated financial statements its proportionate share of the results of operations of Agrinomics until such time that Agritope makes capital contributions to Agrinomics, if ever. Summarized financial information for Agrinomics is as follows:

FINANCIAL POSITION                                                6/30/00             9/30/99
ASSETS                                                         (UNAUDITED)
Current assets
Cash and marketable securities............................     $1,949,331          $4,784,798
Other accounts receivable.................................          2,174              16,404
Due from Agritope.........................................         16,913                   -
Prepaid expenses..........................................         10,000                   -
                                                                ---------           ---------
                                                                1,978,418           4,801,202

Property, plant and equipment, net........................      2,053,182             142,940
Patents and proprietary technology, net...................         61,355                   -
                                                                ---------           ---------
Total assets..............................................     $4,092,955          $4,944,142

LIABILITIES AND MEMBERS' EQUITY

Current liabilities
Accounts payable..........................................     $   11,591          $   61,594
Due to Agritope...........................................              -             119,088
Deferred revenue..........................................        750,000                   -
                                                                  -------             -------
                                                                  761,591             180,682

Members' equity                                                 3,331,364           4,763,460
                                                                ---------           ---------
Total liabilities and members' equity                          $4,092,955          $4,944,142

AGRITOPE, INC AND SUBSIDIARIES

(UNAUDITED)

OPERATING RESULTS                                         THREE MONTHS ENDED       NINE MONTHS ENDED
(UNAUDITED)                                                       6/30/00                6/30/00
Research contract revenues................................    $   375,000            $   750,000

Operating expenses
Research and development..................................        866,301              2,204,625
Administration............................................         79,879                154,311
                                                                  -------              ---------
                                                                  946,180              2,358,936
Interest earned...........................................         46,362                176,840
                                                                  -------              ---------
Net loss..................................................    $  (524,818)          $ (1,432,096)



NOTE 5...SEGMENT INFORMATION

Agritope is organized into two segments: The Research and Development segment develops improved plant products and provides technology to the agricultural industry. The Grapevine Propagation segment, operated by Vinifera, propagates and grows grapevine plants and distributes them to the premium wine industry. It also provides disease testing and elimination services.

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

THREE MONTHS ENDED JUNE 30, 2000
Revenues from external sources..........     $1,001,434        $2,383,495         $3,384,929
Intersegment revenues...................              -                 -                  -

Operating loss..........................       (733,772)         (130,420)          (864,192)
Intersegment interest income (expense)..              -                 -                  -
Interest income.........................         26,192                45             26,237
Interest expense........................              -           (34,768)           (34,768)
Other income............................              -                68                 68
                                                -------           -------            -------
Segment loss............................       (707,580)         (165,075)          (872,655)

Depreciation and amortization...........        147,530           166,576            314,106
Expenditures for long-lived assets......        149,845            58,189            208,034
Segment assets..........................      5,057,460         8,345,803         13,403,263

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

THREE MONTHS ENDED JUNE 30, 1999

Revenues from external sources..........       $303,279        $1,225,341         $1,528,620
Intersegment revenues...................         98,726           (98,726)                 -

Operating loss..........................     (1,152,364)         (244,725)        (1,397,089)
Intersegment interest income (expense)..          9,708            (9,708)                 -
Interest income.........................         11,617                 -             11,617
Interest expense........................              -            (4,211)            (4,211)
Other income............................         (6,400)                -             (6,400)
                                              ---------           -------          ---------
Segment loss............................     (1,137,439)         (258,644)        (1,396,083)

Depreciation and amortization...........        172,183           157,071            329,254
Expenditures for long-lived assets......        124,724            75,149            199,873
Segment assets..........................      5,043,687         7,808,938         12,852,625

AGRITOPE, INC AND SUBSIDIARIES

(UNAUDITED)

NOTE 5   SEGMENT INFORMATION, CONTINUED

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

NINE MONTHS ENDED JUNE 30, 2000
Revenues from external sources..........     $2,266,488        $2,830,954         $5,097,442
Intersegment revenues...................              -                 -                  -

Operating loss..........................     (2,867,810)         (587,832)        (3,455,642)
Intersegment interest income (expense)..              -                 -                  -
Interest income.........................         97,685             3,293            100,978
Interest expense........................              -          (109,342)          (109,342)
Other income............................              -               535                535
                                              ---------           -------          ---------
Segment loss............................     (2,770,125)         (693,346)        (3,463,471)

Depreciation and amortization...........        488,940           499,555            988,495
Expenditures for long-lived assets......        317,309           195,810            513,119

                                           RESEARCH AND         GRAPEVINE
                                            DEVELOPMENT       PROPAGATION              TOTAL

NINE MONTHS ENDED JUNE 30, 1999
Revenues from external sources..........       $628,021        $1,559,875         $2,187,896
Intersegment revenues...................        154,296          (154,296)                 -

Operating loss..........................     (3,542,908)         (803,820)        (4,346,728)
Intersegment interest income (expense)..         40,288           (40,288)                 -
Interest income.........................        105,285                 -            105,285
Interest expense........................              -            (4,626)            (4,626)
Other income............................              -           166,364            166,364
                                              ---------           -------          ---------
Segment loss............................     (3,397,335)         (682,370)        (4,079,705)

Depreciation and amortization...........        507,716           477,223            984,939
Expenditures for long-lived assets......        435,779           271,539            707,318


NOTE 6   BORROWING ARRANGEMENTS

ADVANCES TO VINIFERA FROM MINORITY SHAREHOLDERS. In September 1999, certain minority shareholders of Vinifera agreed to advance $519,000, interest-free to Vinifera. The amounts to be advanced are equal to the second installment payable by the shareholders to Agritope under certain stock purchase agreements and they are to be repaid to the shareholders on or before October 15, 2000.

In March and May 1999, two minority shareholders agreed to advance up to $600,000, interest free to Vinifera. As of June 30, 2000, $400,000 of the total had been advanced to Vinifera and is included as a current liability in the accompanying financial statements.

REVOLVING LINE OF CREDIT. In June 1999, Vinifera borrowed $1.1 million from a commercial bank under a revolving line of credit. The proceeds were used to finance inventory production and repay a $1 million line of credit advance by Agritope. The line provides for borrowings of up to $1.5 million, all of which was outstanding as of June 30, 2000. It is secured by Vinifera's inventories and accounts receivable and is guaranteed by one of Vinifera's minority shareholders. The line bears interest at the prime rate (9.5% as of June 30, 2000). It expires on November 1, 2000.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

SEGMENT RESULTS. The comparative operating results for Agritope's two business segments are summarized below:

                                           RESEARCH AND         GRAPEVINE

THREE MONTHS ENDED JUNE 30                  DEVELOPMENT       PROPAGATION              TOTAL
REVENUES FROM EXTERNAL SOURCES
2000....................................     $1,001,434        $2,383,495         $3,384,929
1999....................................        303,279         1,225,341          1,528,620
                                                -------         ---------          ---------
Increase................................       $698,155        $1,158,154         $1,856,309

SEGMENT LOSS
2000....................................    $  (707,580)       $ (165,075)       $  (872,655)
1999....................................     (1,137,439)         (258,644)        (1,396,083)
                                              ---------           -------          ---------
Decrease................................    $   429,859        $   93,569        $   523,428

NET LOSS
2000.....................................................................        $  (677,002)
1999.....................................................................         (1,302,971)
                                                                                   ---------
Decrease.................................................................        $   625,969

                                           RESEARCH AND         GRAPEVINE

NINE MONTHS ENDED JUNE 30                   DEVELOPMENT       PROPAGATION              TOTAL
REVENUES FROM EXTERNAL SOURCES
2000....................................     $2,266,488        $2,830,954         $5,097,442
1999....................................        628,021         1,559,875          2,187,896
                                              ---------         ---------          ---------
Increase................................     $1,638,467        $1,271,079         $2,909,546

SEGMENT LOSS
2000....................................    $(2,770,125)      $  (693,346)       $(3,463,471)
1999....................................     (3,397,335)         (682,370)        (4,079,705)
                                              ---------           -------          ---------
(Increase) decrease.....................    $   627,210       $   (10,976)       $   616,234

NET LOSS
2000.....................................................................        $(3,040,662)
1999.....................................................................         (3,834,179)
                                                                                   ---------
Decrease.................................................................        $   793,517




REVENUES. Total revenues for the three-month and nine-month periods ended June 30, 2000 amounted to $3.4 million and $5.1 million, respectively, representing increases of $1.9 and $2.9 million, respectively, over revenues recorded for the corresponding periods in the prior fiscal year.

As compared to corresponding prior year periods, research and development revenues for the third quarter and first nine months of fiscal 2000 increased $698,000 and $1.6 million, respectively, to $1.0 million and $2.3 million. The increases were due to revenues from contract work performed for the Company's newly formed joint venture, Agrinomics LLC.

Sales of grapevines were $2.4 million and $2.8 million for the third quarter and first nine months of fiscal 2000, respectively, representing increases of $1.2 million (95%) and $1.3 million (82%) as compared to the third quarter and first nine-months of fiscal 1999. Vinifera's sales are highly seasonal and generally occur in the spring and summer planting seasons. As of June 30, 2000, Vinifera had firm orders totaling $1.7 million for delivery in the remaining months of fiscal 2000 and $1.1 million for delivery in the spring and summer of 2001, respectively, as compared to firm orders of $1.7 million and $2.1 million as of June 30, 1999, which were scheduled for delivery in the 1999 and 2000 planting seasons.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses amounted to $1.2 million and $3.2 million, respectively, for the quarter and nine months ended June 30, 2000, representing increases of $341,000 (42%) and $899,000 (40%), respectively, over the corresponding prior-year periods. The increases in both periods reflected increases in staffing and activities related to work performed for Agrinomics LLC and occupancy costs associated with leasing of additional laboratory space.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $65,000 (7%) and $3,000, respectively, in the three-month and nine-month periods ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999. The year-to-date decreases were largely due to reduced legal expenses.

OTHER INCOME (EXPENSE), NET. Interest income amounted to $26,000 and $101,000, respectively, for the three-month and nine-month periods ended June 30, 2000 as compared to $12,000 and $105,000, respectively, for the three-month and nine-month periods ended June 30, 1999. The changes in interest income were due to corresponding changes in cash available for investment. Interest expense totaled $35,000 and $109,000, respectively, for the third quarter and first nine months of fiscal 2000, representing interest incurred for a working capital loan Vinifera obtained in June 1999. In June 2000, Agritope sold its 8.9% interest in UAF LP to the managing partner of UAF LP for $124,760, which is included in other income.

LIQUIDITY AND CAPITAL RESOURCES

                                                       6/30/00           9/30/99
Cash and cash equivalents...................        $1,463,343        $4,203,937
Working capital ............................         3,360,240         5,786,384

As of June 30, 2000, Agritope had working capital of $3.4 million, as compared to working capital of $5.8 million as of September 30, 1999. During the nine months ended June 30, 2000, expenditures for property and equipment were $346,000, including $153,000 expended by Agritope for equipment and computer software, $134,000 expended by Vinifera for greenhouse improvements and $60,000 spent for expansion of grapevine propagation blocks at Vinifera. The Company also expended $167,000 for proprietary technology related to patent prosecution and maintenance of its patent portfolio. For the nine months ended June 30, 2000, Vinifera used internally generated cash from deposits on future orders and non-interest-bearing advances from minority shareholders to fund operations, working capital and capital expenditures. Agritope's cash requirements for the nine-month period were supplied primarily from cash reserves and research funding.

In June 1999, the company entered into stock purchase agreements with certain minority shareholders of Vinifera pursuant to which minority ownership of Vinifera will increase from 36% to approximately 50%. The agreements provide for the shareholders to purchase shares of Vinifera common stock from Agritope over a three-year period. In July 1999, Agritope received the first proceeds under the agreements, totaling $874,000 thereby reducing its equity interest from 64% to 57%. Agritope has extended the due date for the second installment of $519,000 from July 15, 2000 to October 15, 2000 (see Note 6).

Agritope expects to continue to require significant funds to support its operations and research activities. It intends to utilize cash reserves, cash generated from sales of products, research funding from strategic partners and other research grants to provide the necessary funds. Agritope may also receive additional funds from the sale of equity securities and it is presently seeking such funding. Additional capital may not be available on acceptable terms, if at all, and the failure to raise such capital would have a material adverse effect on Agritope's business, financial condition, and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000, Vinifera, Inc. a majority-owned subsidiary of the Company had borrowings under a $1.5 million revolving line of credit, which is subject to interest rate risk. Due to the short-term nature of the borrowings under this credit facility, an immediate 10% increase in interest rates would not have a material effect on the Company's financial condition or the results of operations.

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





August 14, 2000               /s/ ADOLPH J. FERRO
-------------------------     --------------------------------------------------
Date                          Adolph J. Ferro

                              Chairman, President and Chief Executive Officer

                              (PRINCIPAL EXECUTIVE OFFICER)





August 14, 2000                /s/ GILBERT N. MILLER
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